Form 10-Q
period 1998-03-31
WERNER HOLDING CO INC /DE/
filed 1998-06-12
CIK 1056112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 1998 Commission file number 333-46607


                          WERNER HOLDING CO. (DE), INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                     25-1581345
----------------------------------------------------- --------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
   organization)                                         Identification No.)
1105 North Market Street, Suite 1300
Wilmington, Delaware                                     19899
----------------------------------------------------- --------------------------
(Address of principal executive offices)              (zip code)

(302) 478-5732
-----------------------------------------------------
Registrant's telephone number, including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes      No  x
                                       ---     ---


As of March 31, 1998 there were 75,179 shares of common stock outstanding.

Part I--Financial Information
Item 1
                 Werner Holding Co. (PA), Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                             (Dollars in Thousands)


                                                              MARCH 31,     DECEMBER 31,
                                                                1998            1997
                                                            ---------------------------
                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                $   2,319         $   3,107
   Accounts receivable, net                                    67,406            62,913
   Refundable income taxes                                     10,483               820
   Inventories                                                 49,757            44,670
   Deferred income taxes                                        4,451             4,451
   Other                                                        4,751             6,936
                                                            ---------------------------
Total current assets                                          139,167           122,897

Investments and other assets:
   Insurance fund investments                                  14,066            58,579
   Deferred income taxes                                        3,674            11,586
   Deferred financing fees, net                                14,781            15,098
   Other                                                       13,670            14,196
Property, plant and equipment, net                             64,751            65,829
                                                            ---------------------------

TOTAL ASSETS                                                $ 250,109         $ 288,185
                                                            ===========================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short-term bank debt                                     $  41,500         $  41,500
   Accounts payable                                            29,326            24,904
   Accrued liabilities                                         31,380            24,896
   Current maturities of long-term debt                         1,450             1,450
                                                            ---------------------------
Total current liabilities                                     103,656            92,750

Long-term obligations:
   Long-term debt                                             279,280           279,541
   Reserve for losses and loss adjustment expenses              2,800            49,644
   Other                                                       20,593            19,922
                                                            ---------------------------
Total liabilities                                             406,329           441,857

Shareholders' deficit:
   Common stock                                                     1                 1
   Additional paid-in-capital                                 198,847           198,847
   Retained deficit                                          (354,597)         (351,753)
   Accumulated non-owner changes in equity                       (471)             (767)
                                                            ---------------------------
   Total shareholders' deficit                               (156,220)         (153,672)
                                                            ---------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 $ 250,109         $ 288,185
                                                            ===========================

  See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

          Condensed Consolidated Statements of Operations--(Unaudited)

                             (Dollars in Thousands)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         1998              1997
                                                     --------------------------

Net sales                                            $ 98,311          $ 90,876
Cost of sales                                          74,096            65,806
                                                     --------------------------
Gross profit                                           24,215            25,070

General and administrative expense                      9,012             7,688
Selling and distribution expense                       12,636            11,982
                                                     --------------------------
Operating profit                                        2,567             5,400

Other income (expense), net                             1,220            (7,981)
                                                     --------------------------
Income (loss) before interest and taxes                 3,787            (2,581)
Interest expense                                        8,431             1,524
                                                     --------------------------
Loss before income taxes                               (4,644)           (4,105)
Income tax benefit                                     (1,800)           (1,642)
                                                     --------------------------

NET LOSS                                             $ (2,844)         $ (2,463)
                                                     ==========================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

 Condensed Consolidated Statements of Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)


                                      Pre-                                                   Accumulated                   Total
                                 Recapitalization      Post        Additional    Retained     Other Non-               Shareholders'
                                     Common       Recapitalization  Paid-In      Earnings    Owner Equity                  Equity
                                      Stock        Common Stock     Capital      (Deficit)      Changes       Other     (Deficit)
                                 ---------------------------------------------------------------------------------------------------

Balance at January 1, 1998            $    -          $    1       $ 198,847    $ (351,753)     $   (767)    $     -    $  (153,672)
 Non-owner equity changes:
  Net loss                                                                          (2,844)                                  (2,844)
   Other non-owner equity
     changes:
     Unrealized gains on
       investments (net of
       deferred taxes of $42)                                                                         78                         78
    Add: reclassification
       adjustment for losses
       realized included in net                                                                      218                        218
       loss (net of benefit)
                                                                                                                      --------------
Total non-owner equity changes                                                                                               (2,548)
                                 ---------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1998             $    -          $    1       $ 198,847    $ (354,597)     $   (471)    $     -    $  (156,220)
                                 ===================================================================================================

Balance at January 1, 1997            $  161          $    -       $   1,316    $   70,402      $  3,532     $  (332)   $    75,079
 Non-owner equity changes:
  Net loss                                                                          (2,463)                                  (2,463)
   Other non-owner equity
     changes:
    Unrealized loss on
       investments (net of
       deferred benefit of                                                                       (11,484)                   (11,484)
       $6,184)
    Add: reclassification
       adjustment for losses
       realized included  in                                                                       5,769                      5,769
       net loss (net of benefit)
                                                                                                                      --------------
Total non-owner equity changes                                                                                               (8,178)
Dividends declared                                                                    (644)                                    (644)
Repurchase of common stock                                                            (732)                                    (732)
Amortization of deferred
   compensation                                                                                           32                     32
                                 ---------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1997             $  161          $    -       $   1,316    $   66,563      $ (2,183)    $  (300)   $    65,557
                                 ===================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31
                                                                                       1998          1997
                                                                                -----------------------------
OPERATING ACTIVITIES
Net loss                                                                          $  (2,844)    $   (2,463)
Reconciliation of net loss to net cash used in operating activities:
   Liquidation of reserve for losses and loss adjustment expense                    (41,508)             -
   Net gain on transfer of loss reserves and discontinuance of MIICA                 (4,506)             -
   Depreciation and amortization                                                      5,615          2,116
   Provision for losses on accounts receivable                                          210            225
   Provision for insurance claims                                                     3,973          3,530
   Payment of insurance claims                                                       (3,333)        (2,594)
   Deferred income taxes                                                              7,753              -
   Realized net losses on disposition and impairment of
     insurance fund investments                                                       4,294            661
   Net purchases of trading securities                                                    -         (5,307)
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (4,703)       (13,296)
     Refundable income taxes                                                         (9,663)          (468)
     Inventories                                                                     (5,087)        (7,102)
     Accounts payable                                                                 4,422          5,701
     Accrued liabilities                                                              5,622         (4,907)
     Other, (net)                                                                         -            (19)
                                                                                -----------------------------
Net cash used in operating activities                                               (39,755)       (23,923)

INVESTING ACTIVITIES
Capital expenditures                                                                 (1,278)        (3,803)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                             (572)       (31,881)
   Sale of debt and equity securities                                                41,508         32,364
Net (purchases) sales of other insurance fund investments                              (329)        24,607
                                                                                -----------------------------
Net cash provided by investing activities                                            39,329         21,287

FINANCING ACTIVITIES
Borrowings under revolving credit facility                                                -          6,500
Repayments of long-term debt                                                           (362)        (1,000)
Repurchase of common stock                                                                -           (732)
Dividends paid                                                                            -           (326)
                                                                                -----------------------------
Net cash (used in) provided by financing activities                                    (362)         4,442
                                                                                -----------------------------
Net (decrease) increase in cash and cash equivalents                                   (788)         1,806
Cash and cash equivalents at beginning of period                                      3,107            986
                                                                                -----------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   2,319     $    2,792
                                                                                =============================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 1998

                             (Dollars in Thousands)



A.     BASIS OF PRESENTATION AND RECAPITALIZATION

Basic of Presentation

The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its wholly-owned subsidiary Werner Holding Co. (DE), Inc. ("Issuer") and its wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement (File No. 333-46607) on Form S-4 as amended and filed with the Securities and Exchange Commission dated May 14, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that effect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


A.     BASIS OF PRESENTATION AND RECAPITALIZATION--CONTINUED

The Recapitalization

On October 8, 1997, the Company entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement"), with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agreement, on November 24, 1997, the Company
(a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed certain shares of the reclassified stock totaling $330,700 and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company totaling $122,700 (all of which actions together constituted the "Recapitalization"). Following the Recapitalization, the Pre-Recapitalizaton shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

Recapitalization Financing--The Recapitalization was funded by (a) $186,500 of borrowings under a senior credit facility with a syndicate of banks which included term loans, a revolving line of credit, and a facility providing for borrowings collateralized by accounts receivable (collectively the "Senior Credit Facility") (b) the issuance of $135,000 in principal amount of Senior Subordinated Notes (the "Notes") and (c) proceeds from the sale of certain shares of the Company's stock to the Investors.

Recapitalization Accounting--The transaction was accounted for as a recapitalization and as such, the historical basis of the Company's assets and liabilities was not affected. Recapitalization related costs were expensed and reflected as a component of operating income in the Company's Consolidated Statements of Operations.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)




B.     INVENTORIES

Components of inventories are as follows:


                                                    MARCH 31,       DECEMBER 31,
                                                        1998            1997
                                              ----------------------------------

Finished products                                 $    31,956      $    26,512
Work-in-process                                        12,812           11,953
Raw materials and supplies                             16,934           18,075
                                              ----------------------------------
                                                       61,702           56,540
LIFO reserve                                          (11,945)         (11,870)
                                              ----------------------------------

NET INVENTORIES                                   $    49,757      $    44,670
                                              ==================================

C.     COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130). The pronouncement requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 on January 1, 1998. Certain reclassifications have been made to the March 31, 1997 and December 31, 1997 financial statements to conform to the requirements of this pronouncement.

D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--CONTINUED

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the recognition or measurement of pension and postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires certain additional information. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

E. PRODUCT LIABILITY AND WORKERS COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

In the first quarter of 1998, the Company made a decision to obtain commercial insurance coverage for its product liability and workers' compensation claims as opposed to providing insurance for such claims through Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Issuer's captive insurance subsidiary. Accordingly, on March 31, 1998 the Company entered into an arrangement with a commercial insurance provider under which the risk associated with the Company's product liability and workers' compensation claims was transferred to the commercial insurance provider and the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998 and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $41,500 for this insurance coverage from the proceeds of the liquidation of certain of MIICA's insurance fund investments. Immediately prior to the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result the Company recognized a gain of approximately $6,000, which is included in other income (expense), net. The Company has also obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after April 1, 1998.

Further, the Company made a decision to discontinue the operations of MIICA and has recorded a charge of $1,500, which is included in other income (expense), net at March 31, 1998 relating primarily to legal fees, employee separation and severance costs, the write-off of certain of its fixed assets, and other related expenses.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


E. PRODUCT LIABILITY AND WORKERS COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS--CONTINUED

In 1998 and 1997, MIICA recorded pre-tax impairment losses of $6,439 and $7,864 respectively, which is included in other income (expense), net relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

F.     SUPPLEMENTAL GUARANTOR INFORMATION

The Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. The Issuer's wholly-owned subsidiaries, except for MIICA (the "Guarantor Subsidiaries"), along with Holding, its parent, have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes and will provide the same guarantee for obligations of any registered notes exchanged for the Notes.

Following is condensed consolidated financial information for Holding (the "Parent Company"), the Issuer, the Guarantor Subsidiaries and MIICA (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the Company's investment account. The investment in subsidiaries and intercompany balances and transactions have been eliminated.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                              MARCH 31, 1998
                                           --------------------------------------------------------------------------------------
                                                                       COMBINED
                                            PARENT                     GUARANTOR    NON-GUARANTOR
                                            COMPANY       ISSUER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           --------------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and equivalents                    $        -    $        1    $    2,318     $       -        $       -      $    2,319
   Accounts receivable, net                                                67,396            10                           67,406
   Refundable income taxes                                                 11,563        (1,080)                          10,483
   Inventories                                                             49,757                                         49,757
   Deferred income taxes                                                    2,623         1,828                            4,451
   Other                                                                    4,751                                          4,751
                                           --------------------------------------------------------------------------------------
Total current assets                                              1       138,408           758                          139,167

Investments and other assets:
   Insurance fund investments                                                            14,066                           14,066
   Deferred income taxes                                                   (1,307)        4,981                            3,674
   Deferred financing fees, net                              14,781                                                       14,781
   Investment in subsidiaries                (156,218)      146,230                                        9,988
   Other                                                                   13,119           551                           13,670
Property, plant and equipment, net                                         64,709            42                           64,751
                                           --------------------------------------------------------------------------------------

TOTAL ASSETS                               $ (156,218)   $  161,012    $  214,929     $  20,398        $   9,988      $  250,109
                                           ======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                              MARCH 31, 1998
                                           --------------------------------------------------------------------------------------
                                                                       COMBINED
                                            PARENT                     GUARANTOR    NON-GUARANTOR
                                            COMPANY       ISSUER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           --------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
   Short-term bank debt                    $        -    $   41,500    $        -      $       -       $      -       $   41,500
   Accounts payable                                                        29,326                                         29,326
   Intercompany payable (receivable)                                          467           (467)
   Accrued liabilities                                                     30,321          1,059                          31,380
   Current maturities of long-term debt                       1,450                                                        1,450
                                           --------------------------------------------------------------------------------------
Total current liabilities                                    42,950        60,114            592                         103,656

Long-term obligations:
Long-term debt                                              274,280         5,000                                        279,280
Reserve for losses and loss adjustment
   expenses                                                                 2,800                                          2,800
Other                                                                      20,593                                         20,593
                                           --------------------------------------------------------------------------------------
                                                            274,280        28,393                                        302,673

Shareholders' equity (deficit)               (156,218)     (156,218)      126,422         19,806          9,988         (156,220)
                                           --------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                        $ (156,218)   $  161,012    $  214,929      $  20,398       $  9,988       $  250,109
                                           ======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION


                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                            DECEMBER 31, 1997
                                           --------------------------------------------------------------------------------------
                                                                       COMBINED
                                            PARENT                     GUARANTOR    NON-GUARANTOR
                                            COMPANY       ISSUER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           --------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents               $       17    $        6    $    3,084     $       -        $       -      $    3,107
   Accounts receivable, net                                                62,548         6,502           (6,137)         62,913
   Refundable income taxes                                                    664           156                              820
   Inventories                                                             44,670                                         44,670
   Deferred income taxes                                                    2,623         1,828                            4,451
   Other                                                                    6,636           300                            6,936
                                           --------------------------------------------------------------------------------------
Total current assets                               17             6       120,225         8,786           (6,137)        122,897

Investments and other assets:
   Insurance fund investments                                                            58,579                           58,579
   Deferred income taxes                                                    6,445         5,141                           11,586
   Deferred financing fees, net                              15,098                                                       15,098
   Investment in subsidiaries                (153,689)      148,698                                        4,991
   Other                                                                   13,447           749                           14,196
Property, plant and equipment, net                                         65,783            46                           65,829
                                           --------------------------------------------------------------------------------------

TOTAL ASSETS                               $ (153,672)   $  163,802    $  205,900     $  73,301        $  (1,146)     $  288,185
                                           ======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                  DECEMBER 31, 1997
                                                ------------------------------------------------------------------------------------
                                                                            COMBINED
                                                 PARENT                     GUARANTOR     NON-GUARANTOR
                                                 COMPANY       ISSUER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS  CONSOLIDATED
                                                ------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term bank debt                         $        -    $  41,500    $        -     $       -        $       -     $   41,500
   Accounts payable                                                            24,904                                        24,904
   Intercompany payable (receivable)                                              261          (261)
   Accrued liabilities                                                         24,597         6,436           (6,137)        24,896
   Current maturities of long-term debt                           1,450                                                       1,450
                                                -----------------------------------------------------------------------------------
Total current liabilities                                        42,950        49,762         6,175           (6,137)        92,750

Long-term obligations:
   Long-term debt                                               274,541         5,000                                       279,541
   Reserve for losses and loss adjustment
     expenses                                                                                49,644                          49,644
   Other                                                                       19,922                                        19,922
                                                -----------------------------------------------------------------------------------
                                                                274,541        24,922        49,644                         349,107

Shareholders' equity (deficit)                    (153,672)    (153,689)      131,216        17,482            4,991       (153,672
                                                -----------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                    $ (153,672)   $ 163,802    $  205,900     $  73,301        $  (1,146)    $  288,185
                                                ===================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                          ----------------------------------------------------------------------------------------
                                                                       COMBINED
                                          PARENT                      GUARANTOR     NON-GUARANTOR
                                          COMPANY       ISSUER       SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS   CONSOLIDATED
                                          ----------------------------------------------------------------------------------------

Net sales                                 $      -      $      -      $   98,311        $    630         $   (630)      $  98,311
Cost of sales                                                             74,096                                           74,096
                                          ----------------------------------------------------------------------------------------
Gross profit                                                              24,215             630              (630)        24,215

General and administrative expense                                         8,694             546              (228)         9,012
Selling and distribution expense                                          12,636                                           12,636
                                          ----------------------------------------------------------------------------------------
Operating profit                                                           2,885              84              (402)         2,567

Loss from equity investees                  (2,844)       (2,844)                                            5,688
Other income (expense), net                                               (1,807)          3,027                            1,220
                                          ----------------------------------------------------------------------------------------
(Loss) income before interest and taxes     (2,844)       (2,844)          1,078           3,111             5,286          3,787
Interest expense                                                           8,431                                            8,431
                                          ----------------------------------------------------------------------------------------
(Loss) income before income taxes
   (benefit)                                (2,844)       (2,844)         (7,353)          3,111             5,286         (4,644)
Income taxes (benefit)                                                    (2,889)          1,089                           (1,800)
                                          ----------------------------------------------------------------------------------------

NET (LOSS) INCOME                         $ (2,844)     $ (2,844)     $   (4,464)       $  2,022          $  5,286      $  (2,844)
                                          ========================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)--Continued

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                          ------------------------------------------------------------------------------------------
                                                                          COMBINED
                                             PARENT                      GUARANTOR     NON-GUARANTOR
                                             COMPANY       ISSUER       SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS  CONSOLIDATED
                                          ------------------------------------------------------------------------------------------

Net sales                                    $       -     $      -     $   90,876       $     543         $   (543)      $  90,876
Cost of sales                                                               65,806                                           65,806
                                          ------------------------------------------------------------------------------------------
Gross profit                                                                25,070             543              (543)        25,070

General and administrative expense                                           7,348             706              (366)         7,688
Selling and distribution expense                                            11,982                                           11,982
                                          ------------------------------------------------------------------------------------------
Operating profit                                                             5,740            (163)             (177)         5,400

Loss from equity investees                      (2,463)      (2,463)                                           4,926
Other income (expense), net                                                     29          (8,010)                          (7,981)
                                          ------------------------------------------------------------------------------------------
(Loss) income before interest and taxes         (2,463)      (2,463)         5,769          (8,173)            4,749         (2,581)
Interest expense                                                             1,524                                            1,524
                                          ------------------------------------------------------------------------------------------
(Loss) income before income taxes
   (benefit)                                    (2,463)      (2,463)         4,245          (8,173)            4,749         (4,105)
Income taxes (benefit)                                                       1,219          (2,861)                          (1,642)
                                          ------------------------------------------------------------------------------------------

NET (LOSS) INCOME                            $  (2,463)    $ (2,463)    $    3,026       $  (5,312)         $  4,749      $  (2,463)
                                          ==========================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                  -----------------------------------------------------------------
                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                  -----------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $    852      $ (40,607)    $ (39,755)
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (1,278)                      (1,278)
Insurance fund securities available-for-sale:
  Purchases of debt and equity securities                                                       (572)         (572)
  Sales of debt and equity securities                                                         41,508        41,508
Net purchases of other insurance fund investments                                               (329)         (329)
Intercompany transactions                                 (17)       357         (340)
                                                  -----------------------------------------------------------------
 Net cash (used in) provided by investing                 (17)       357       (1,618)        40,607        39,329
   activities

FINANCING ACTIVITIES
Repayments of long-term debt                                        (362)                                     (362)
                                                  -----------------------------------------------------------------
Net cash used in financing activities                               (362)                                     (362)
                                                  -----------------------------------------------------------------
Net decrease in cash and cash equivalents                 (17)        (5)        (766)                        (788)
Cash and equivalents at beginning of period                17          6        3,084                        3,107
                                                  -----------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $      -     $    1     $  2,318      $       -     $   2,319
                                                  =================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                             (Dollars in Thousands)


F.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                  -----------------------------------------------------------------
                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                  -----------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $  1,167      $ (25,090)    $ (23,923)
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (3,803)                      (3,803)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                                   (31,881)      (31,881)
   Sales of debt and equity securities                                                        32,364        32,364
Net sales of other insurance fund investments                                                 24,607        24,607
Intercompany transactions                               1,605         (2)      (1,603)
                                                  -----------------------------------------------------------------
Net cash provided by (used in) investing                1,605         (2)      (5,406)        25,090        21,287
  activities

FINANCING ACTIVITIES
Net borrowings under  revolving credit agreements                               6,500                        6,500
Repayments of long-term debt                                                   (1,000)                      (1,000)
Repurchase of common stock                               (732)                                                (732)
Dividends paid                                           (326)                                                (326)
                                                  -----------------------------------------------------------------
Net cash (used in) provided by financing               (1,058)                  5,500                        4,442
   activities
                                                  -----------------------------------------------------------------
Net increase (decrease) in cash and cash                  547         (2)       1,261                        1,806
   equivalents
Cash and equivalents at beginning of period               344         13          629                          986
                                                  -----------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    891     $   11     $  1,890      $       -     $   2,792
                                                  =================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                             (Dollars in Thousands)


G.       SUBSEQUENT EVENT--ACCOUNTS RECEIVABLE SECURITIZATION

On May 28, 1998, the Company, through a newly formed Delaware special purpose subsidiary, entered into receivable sale agreements with a financial institution and its affiliate, whereby the Company sold, and during the term of the agreement will continue to sell, with limited recourse, an undivided interest in all of its trade accounts receivable for cash and a residual interest in the form of a note. Under these agreements, which expire in 2003, the maximum amount of sale proceeds which may be accessed by the Company at any one time is $50,000, subject to change based upon the level of its eligible receivables. The proceeds of the sale were used to repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

      Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document and the Company's Registration Statement on Form S-4 as amended and filed with the Securities and Exchange Commission dated May 14, 1998. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 1998 AS COMPARED TO QUARTER ENDED MARCH 31, 1997

Net Sales. Net sales increased $7.4 million or 8.2% to $98.3 million for the quarter ended March 31, 1998 from $90.9 million for the quarter ended March 31, 1997. Net sales of climbing products increased $5.0 million, or 7.5% to $7.21 million for the quarter ended March 31, 1998 from $67.1 million for the quarter ended March 31, 1997. The increase in net sales of climbing products was primarily due to continued growth in the volume of fiberglass and aluminum step and extension ladders sold, particularly to large do-it-yourself home improvement retailers. Net sales of extruded products increased $2.4 million, or 10.3% to $26.3 million for the quarter ended March 31, 1998 from $23.9 million for the quarter ended March 31, 1997. The increase is due to growth in extrusions sold to customers in the building products and transportation sectors.

         Gross Profit. Gross profit decreased $0.9 million or 3.4% to $24.2 million for the quarter ended March 31, 1998 from $25.1 million for the quarter ended March 31, 1997. The decrease was primarily due to the increased sale of lower margin units.

         General and Administrative Expense. General and administrative expense increased $1.3 million or 17.2% to $9.0 million for the quarter ended March 31, 1998 from $7.7 million for the quarter ended March 31, 1997. The increase was due to the amortization of certain costs associated with the Recapitalization.

         Other Income (Expense), Net. Other income (expense), net increased $9.2 million to $1.2 million for the quarter ended March 31, 1998 from $(8.0) million for the quarter ended March 31, 1997. The increase was primarily attributable to the net gain incurred on the MIICA Insurance Transfer. The Company recorded impairment losses on certain insurance fund investments in both the first quarter of 1998 and 1997.

Interest Expense. Interest expense increased $6.9 million or 453.2% to $8.4 million for the quarter ended March 31, 1998 from $1.5 million for the quarter ended March 31, 1997. The increase was primarily due to increased debt resulting from the Recapitalization.

         Net Loss. Net loss increased $0.4 million or 15.5% to $2.8 million for the quarter ended March 31, 1998 from $2.5 million for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities increased $15.9 million to $(39.8) for the quarter ended March 31, 1998 from $(23.9) million for the quarter ended March 31, 1997. The increase is primarily attributable to the net effect of the liquidation of reserves for losses and loss adjustment expense pursuant to the MIICA Insurance Transfer somewhat offset by decreased operating working capital (receivables, refundable income taxes, inventories, accounts payable and accrued liabilities).

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow and borrowing under its Senior Credit Facility. The Company believes it has sufficient funds available to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under its Senior Credit Facility and other available permitted borrowings.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

         Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital requirements are typically higher during the second and third quarters than at other times of the year.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

       Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


PART II OTHER INFORMATION

Item 1.        Legal Proceedings

The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its financial condition or results of operations.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits:

                3.1*    Certificate of Incorporation of Werner Holding Co. (DE),
                        Inc.

                3.2*    By-Laws of Werner Holding Co. (DE), Inc.

                10.1* Reinsurance Agreement, dated March 31, 1998, among Manufacturer's Indemnity and Insurance Company of America and National Union Fire Insurance Company of Pittsburgh, PA

                10.2* Agreement, dated March 31, 1998, amount National Union Fire Insurance Company of Pittsburgh, PA, Manufacturer's Indemnity and Insurance Company of America and Werner Holding Co. PA, Inc.

                10.3* Novation and Assumption Agreement, dated March 31, 1998, among Insurance Company of North America, National Union Fire Insurance Company of Pittsburgh, PA and Werner Holding Co. (PA), Inc.

                10.4* Commutation Agreement, dated March 31, 1998, between Insurance Company of North America, Pacifica Employers Insurance Company and CIGNA Insurance Company of Illinois, and Manufacturer's Indemnity and Insurance Company of America.

                10.5* Indemnity Agreement, dated March 31, 1998, between National Union Fire Insurance Company of Pittsburgh, PA and Werner Holding Co. (PA), Inc.

                10.6* Novation Agreement, dated March 31, 1998, among The Travelers Indemnity Company of Hartford, Connecticut, certain of its subsidiaries and affiliates, Werner Holding Co. (PA), Inc. and certain of its subsidiaries, and National Union Fire Insurance Company of Pittsburgh, PA.

                27.1    Financial Data Schedule

                (b)     Reports on Form 8-K: None.

                -------------------------------------------

                * Incorporated herein by reference to the Company's registration statement on Form S-4 (File No. 333-46607).

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WERNER HOLDING CO. (DE), INC.



Date _______________                     By  /s/ D. W. Resnick
                                            ------------------
                                         D. W. Resnick
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                                     INDEX

                          Werner Holding Co. (DE), Inc.

                                    Form 10-Q
                           Period Ended March 31, 1998

PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements of Werner Holding Co. (PA), Inc. (Unaudited)

          Condensed Consolidated Balance Sheets--March 31, 1998 and
             December 31, 1997..............................................   1
          Condensed Consolidated Statements of Operations--Three Months
             Ended March 31, 1998 and 1997..................................   2
          Condensed Consolidated  Statements of Consolidated Stockholders'
             Equity (Deficit)--Three Months Ended March 31, 1998 and 1997... 3 Condensed Consolidated Statements of Cash Flows--Three Months
              Ended March 31, 1998 and 1997.................................   4
          Notes to Condensed Consolidated Financial Statements..............   5

Item 2.  Management's Discussion and Analysis of Financial Condition and
   Results of Operations of Werner Holding Co. (PA), Inc. ..................  19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........  21

PART II  OTHER INFORMATION
------------------------------

Item 1.  Legal Proceedings..................................................  21

Item 6.  Exhibits and Reports on Form 8-K...................................  21

SIGNATURES..................................................................  22


The financial statements included herein are that of Werner Holding Co.(PA), Inc., ("Holding"). The registrant is Werner Holding Co. (DE), Inc., (the "Issuer") which is a wholly-owned subsidiary of Holding. Holding has no substantial operations or assets other than its investment in the Issuer. The consolidated financial conditions and results of operations of Holding are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding, the Issuer and all of their consolidated subsidiaries.