Form 10-Q
period 1998-06-30
WERNER HOLDING CO INC /DE/
filed 1998-08-14
CIK 1056112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1998 Commission file number 333-46607


                          WERNER HOLDING CO. (DE), INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                               25-1581345
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1105 North Market Street, Suite 1300
Wilmington, Delaware                                     19899
----------------------------------------   -------------------------------------
(Address of principal executive offices)              (zip code)

(302) 478-5732
---------------------------------------------------
Registrant's telephone number, including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X    No
                                   ---      ---


As of June 30, 1998 there were 75,179 shares of common stock outstanding.

                                      INDEX

                          Werner Holding Co. (DE), Inc.

                                    Form 10-Q
                           Period Ended June 30, 1998



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Financial Statements of Werner Holding Co. (PA), Inc. (Unaudited)

          Condensed Consolidated Balance Sheets--June 30, 1998 and
             December 31, 1997...................................................................       1
          Condensed Consolidated Statements of Operations--Three and Six Months
             Ended June 30, 1998 and 1997........................................................       2
          Condensed Consolidated  Statements of Changes in Stockholders'
             Equity (Deficit)--Three and Six Months Ended June 30, 1998 and 1997..................      3
          Condensed Consolidated Statements of Cash Flows--Six Months Ended
             June 30, 1998 and 1997..............................................................       5
          Notes to Condensed Consolidated Financial Statements...................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Werner Holding Co. (PA), Inc. .............................      21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................      25

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................      25

Item 6.  Exhibits and Reports on Form 8-K........................................................      25

SIGNATURES.......................................................................................      26






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

Part I--Financial Information
Item 1

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                             (Dollars in Thousands)


                                                                           JUNE 30,     DECEMBER 31,
                                                                             1998           1997
                                                                       ---------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $    9,541      $     3,107
   Accounts receivable                                                           892           64,163
   Undivided interest in accounts receivable                                  32,521
   Allowance for doubtful accounts                                            (1,499)          (1,250)
   Refundable income taxes                                                     7,193              820
   Inventories                                                                46,910           44,670
   Deferred income taxes                                                       4,451            4,451
   Other                                                                       3,926            6,936
                                                                       ---------------------------------
Total current assets                                                         103,935          122,897

Investments and other assets:
   Insurance fund investments                                                  5,675           58,579
   Deferred income taxes                                                       5,722           11,586
   Deferred financing fees, net                                               15,571           15,098
   Other                                                                      13,915           14,196
Property, plant and equipment, net                                            63,604           65,829
                                                                       ---------------------------------

TOTAL ASSETS                                                              $  208,422      $   288,185
                                                                       =================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short-term bank debt                                                   $               $    41,500
   Accounts payable                                                           24,107           24,904
   Accrued liabilities                                                        30,498           24,896
   Current maturities of long-term debt                                        1,450            1,450
                                                                       ---------------------------------
Total current liabilities                                                     56,055           92,750

Long-term obligations:
   Long-term debt                                                            278,993          279,541
   Reserve for losses and loss adjustment expenses                             6,813           49,644
   Other                                                                      22,956           19,922
                                                                       ---------------------------------
Total liabilities                                                            364,817          441,857

Shareholders' deficit:
   Common stock                                                                    1                1
   Additional paid-in-capital                                                198,847          198,847
   Retained deficit                                                         (353,023)        (351,753)
   Accumulated other non-owner changes in equity                              (2,220)            (767)
                                                                       ---------------------------------
   Total shareholders' deficit                                              (156,395)        (153,672)
                                                                       ---------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               $  208,422      $   288,185
                                                                       =================================

  See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

          Condensed Consolidated Statements of Operations--(Unaudited)

                             (Dollars in Thousands)


                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                 JUNE 30,                              JUNE 30,
                                                        1998                1997               1998             1997
                                                ----------------------------------------------------------------------------

Net sales                                         $    115,354         $    114,174       $    213,665           $205,050
Cost of sales                                           83,722               79,502            157,818            145,308
                                                ----------------------------------------------------------------------------
Gross profit                                            31,632               34,672             55,847             59,742

General and administrative expense                       8,897                8,226             17,909             15,914
Selling and distribution expense                        13,243               12,539             25,879             24,521
                                                ----------------------------------------------------------------------------
Operating profit                                         9,492               13,907             12,059             19,307

Other (expense) income, net                               (987)                 140                233             (7,841)
                                                ----------------------------------------------------------------------------
Income before interest and taxes                         8,505               14,047             12,292             11,466
Interest expense                                         7,043                1,495             15,474              3,019
                                                ----------------------------------------------------------------------------
Income (loss) before income taxes                        1,462               12,552             (3,182)             8,447
Income tax (benefit)                                      (112)               5,021             (1,912)             3,379
                                                ----------------------------------------------------------------------------

NET INCOME (LOSS)                                 $      1,574         $      7,531       $     (1,270)      $      5,068
                                                ============================================================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                  Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)


                                      Pre-                                                   Accumulated                 Total
                                 Recapitalization     Post        Additional    Retained     Other Non-               Shareholders'
                                     Common      Recapitalization  Paid-In      Earnings    Owner Equity                Equity
                                      Stock       Common Stock     Capital      (Deficit)      Changes      Other      (Deficit)
                                 ---------------------------------------------------------------------------------------------------

Balance at January 1, 1998            $    -          $    1       $ 198,847    $ (351,753)     $   (767)    $     -    $  (153,672)
 Non-owner equity changes:
  Net loss                                                                          (2,844)                                 (2,844)
   Other non-owner equity
     changes:
     Unrealized gains on
       investments (net of
       deferred taxes of $42)                                                                         78                        78
    Add: reclassification
       adjustment for losses
       realized included in net                                                                      218                       218
       loss (net of benefit)
                                                                                                                     ---------------
Total non-owner equity changes                                                                                              (2,548)
                                 ---------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998             $    -          $    1       $ 198,847    $ (354,597)     $   (471)    $     -   $  (156,220)

 Non-owner equity changes:
  Net income                                                                         1,574                                  1,574
   Other non-owner equity
     changes:
     Unrealized losses on
       investments (net of
       deferred benefit of                                                                        (2,359)                   (2,359)
       $1,270)
    Add: reclassification
       adjustment for losses
       realized included in net                                                                      610                       610
       income (net of tax)
                                                                                                                     ---------------
Total non-owner equity changes                                                                                                (175)
                                 ---------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998              $    -          $    1       $ 198,847    $ (353,023)     $ (2,220)    $     -   $  (156,395)
                                 ===================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                  Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)



                                      Pre-                                                   Accumulated                 Total
                                 Recapitalization     Post        Additional    Retained     Other Non-               Shareholders'
                                     Common      Recapitalization  Paid-In      Earnings    Owner Equity                 Equity
                                      Stock       Common Stock     Capital      (Deficit)      Changes       Other     (Deficit)
                                 ---------------------------------------------------------------------------------------------------
Balance at January 1, 1997            $  161          $    -       $   1,316    $   70,402      $  3,532    $  (332)    $    75,079
 Non-owner equity changes:
  Net loss                                                                          (2,463)                                  (2,463)
   Other non-owner equity
     changes:
    Unrealized loss on
       investments (net of
       deferred benefit of                                                                       (11,484)                   (11,484)
       $6,184)
    Add: reclassification
       adjustment for losses
       realized included  in                                                                       5,769                      5,769
       net loss (net of benefit)
                                                                                                                      --------------
Total non-owner equity changes                                                                                               (8,178)
Dividends declared                                                                    (644)                                    (644)
Repurchase of common stock                                                            (732)                                    (732)
Amortization of deferred
   compensation                                                                                                 32               32
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 1997             $  161          $    -       $   1,316    $   66,563      $ (2,183)   $  (300)    $    65,557

Non-owner equity changes:
  Net income                                                                         7,531                                   7,531
   Other non-owner equity
     changes:
    Unrealized loss on
       investments (net of
       deferred benefit of $812)                                                                  (1,508)                   (1,508)
    Add: reclassification
       adjustment for losses
       realized included  in                                                                        (206)                     (206)
       net income (net of tax)
                                                                                                                      --------------
Total non-owner equity changes                                                                                                5,817
Dividends declared                                                                    (523)                                   (523)
Amortization of deferred
   compensation                                                                                                 31               31
                                 ---------------------------------------------------------------------------------------------------
Balance at June 30, 1997              $  161          $    -       $   1,316    $   73,571      $ (3,897)   $  (269)    $    70,882
                                 ===================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)


                                                                                                   SIX ENDED JUNE 30 MONTHS
                                                                                                   1998                 1997
                                                                                            -------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                                             $  (1,270)         $    5,068
Reconciliation of net (loss) income to net cash used in operating activities:
   Net gain on transfer of loss reserves and discontinuance of MIICA                             (4,506)                  -
   Depreciation and amortization                                                                  9,898               4,863
   Provision for losses on accounts receivable                                                      420                (325)
   Impairment of property, plant and equipment                                                      711                  -
   Provision for insurance claims                                                                 8,039               7,355
   Payment of insurance claims                                                                   (3,386)             (5,022)
   Deferred income taxes                                                                          6,646                   -
   Realized net losses on disposition and impairment of
     insurance fund investments                                                                   2,672               8,393
   Net purchases of trading securities                                                                -              (1,975)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                         23,100             (21,636)
     Undivided interest in accounts receivable                                                  (32,521)                  -
     Refundable income taxes                                                                     (6,373)              2,016
     Inventories                                                                                 (2,240)             (8,687)
     Accounts payable                                                                              (797)              7,854
     Accrued liabilities                                                                          3,100              (4,775)
     Other, (net)                                                                                 1,465               1,644
                                                                                            -------------------------------------
Net cash provided by (used in) operating activities                                              (4,958)             (5,227)
INVESTING ACTIVITIES
Capital expenditures                                                                             (2,709)             (6,569)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                                         (572)            (67,422)
   Sale of debt and equity securities                                                                 0              48,923
Net sales of other insurance fund investments                                                     6,982              24,777
                                                                                            -------------------------------------
Net cash provided by (used in) investing activities                                               3,701                (291)
FINANCING ACTIVITIES
Borrowings under revolving credit facility                                                            -              15,200
Repayment of receivables facility                                                               (41,500)                 -
Proceeds from sale of accounts receivable                                                        40,000                  -
Repayments of long-term debt                                                                       (725)             (5,571)
Repurchase of common stock                                                                            -                (732)
Dividends paid                                                                                        -              (1,172)
                                                                                            -------------------------------------
Net cash (used in) provided by financing activities                                              (2,225)              7,725
                                                                                            -------------------------------------
Net increase in cash and cash equivalents                                                         6,434               2,207
Cash and cash equivalents at beginning of period                                                  3,107                 986
                                                                                            -------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   9,541          $    3,193
                                                                                            =====================================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 1998

                             (Dollars in Thousands)




A.     BASIS OF PRESENTATION AND RECAPITALIZATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its wholly-owned subsidiary Werner Holding Co. (DE), Inc. ("Issuer") and its wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement (File No. 333-46607) on Form S-4 as amended and filed with the Securities and Exchange Commission dated May 14, 1998.

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

                                   --Continued

                             (Dollars in Thousands)


A.     BASIS OF PRESENTATION AND RECAPITALIZATION--CONTINUED

The Recapitalization

On October 8, 1997, the Company entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement"), with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agreement, on November 24, 1997, the Company
(a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed for cash certain shares of the reclassified stock totaling $330,700 and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company totaling $122,700 (all of which actions together constituted the "Recapitalization"). Following the Recapitalization, the Pre-Recapitalizaton shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

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

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


B.     INVENTORIES

Components of inventories are as follows:


                                                      JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                              ------------------------------------

Finished products                                 $    27,939      $    26,512
Work-in-process                                        13,181           11,953
Raw materials and supplies                             17,104           18,075
                                              ------------------------------------
                                                       58,224           56,540
LIFO reserve                                          (11,314)         (11,870)
                                              ------------------------------------

NET INVENTORIES                                   $    46,910      $    44,670
                                              ====================================

C.     COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," (SFAS 130). The pronouncement requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 on January 1, 1998. Certain reclassifications have been made to the March 31, 1997, June 30, 1997 and December 31, 1997 financial statements to conform to the requirements of this pronouncement.

D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required by the end of 1998.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

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

E. PRODUCT LIABILITY AND WORKERS COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

In the first quarter of 1998, the Company obtained commercial insurance coverage for its product liability and workers' compensation claims as opposed to providing insurance for such claims through Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Issuer's captive insurance subsidiary. Also, on March 31, 1998 the Company entered into an arrangement with a commercial insurance provider under which the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998 and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $41,500 for this insurance coverage from the proceeds of the liquidation of certain of MIICA's insurance fund investments. Immediately prior to the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result the Company recognized a gain of approximately $6,000, which is included in other income (expense), net. The Company has also obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after April 1, 1998.

Further, the Company made a decision to discontinue the operations of MIICA as of March 31, 1998 and recorded a charge of $1,500 at that time, which is included in other income (expense), net. The charge consists primarily of legal fees, employee separation and severance costs, the write-off of certain fixed assets, and other related expenses.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


E. PRODUCT LIABILITY AND WORKERS COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS--CONTINUED

In 1998 and 1997, MIICA recorded pre-tax losses of $4,661 and $7,864 respectively, which is included in other income (expense), net relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

F.       SALE OF ACCOUNTS RECEIVABLE

In May, 1998, the Company entered into a five-year Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity and repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. Under the Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (Funding), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of the trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affilliate of the financial institution. As of June 30, 1998, the Company had transferred
$72,521 of accounts receivable to Funding in exchange for $40,000 in cash and an undivided interest in the accounts receivable of $32,521. Under this agreement, which expires in 2003, the maximum amount of sale proceeds which may be accessed by the Company at any one time is $50,000, subject to change based upon the level of its eligible receivables.

In accordance with the provisions of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets And Extinguishments of Liabilities", the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Agreement, which represents the return to investors in the certificates, as well as the cost of implementation, is reported in the accompanying consolidated statements of operations in "Other income (expense), net". The interest rate on the certificates at June 30, 1998 was 5.64%.

The accompanying condensed consolidated balance sheets reflect an allowance for doubtful accounts at June 30, 1998 that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


G.       IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

A non-cash pre-tax charge of $500 for impairment of property, plant and equipment was recorded in the quarter ended June 30, 1998. This charge consists principally of the write-off and the estimated costs to dispose of an extrusion paint and thermal production line which has been discontinued.

H.       INCOME TAXES
In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company revised its annual effective tax rate for the six months ended June 30, 1998 which includes an adjustment for the changes in the Company's estimated tax rate on a year-to-date basis.

The difference between the statutory and the annual effective tax rates is primarily from a valuation allowance for capital losses that will "more likely than not" expire before the Company can utilize them.


I.       SUPPLEMENTAL GUARANTOR INFORMATION

The Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. Holding has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition the Issuer's wholly-owned subsidiaries, except for MIICA and Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries"), have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

Following is condensed consolidated financial information for Holding (the "Parent Company"), the Issuer, the Guarantor Subsidiaries and MIICA and Werner Funding Corporation (the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor or Non-Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor and Non-Guarantor Subsidiaries are combined in the presentation below. Further,

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)

I.       SUPPLEMENTAL GUARANTOR INFORMATION-CONTINUED

separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

Investments in subsidiaries are accounted for on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment account. The investment in subsidiaries and intercompany balances and transactions have been eliminated.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)



I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                   JUNE 30, 1998
                                              --------------------------------------------------------------------------------------
                                                                          COMBINED        COMBINED
                                               PARENT                     GUARANTOR    NON-GUARANTOR
                                               COMPANY       ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              --------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                       $        5    $      979    $    8,557     $       -        $       -      $    9,541
   Accounts receivable                                                          (249)        1,141                              892
   Undivided interest in accounts receivable                                                32,521                           32,521
   Allowance for doubtful accounts                                            (1,499)                                        (1,499)
   Refundable income taxes                                                     9,334        (2,141)                           7,193
   Inventories                                                                46,910                                         46,910
   Deferred income taxes                                                       2,623         1,828                            4,451
   Other                                                                       3,926                                          3,926
                                              --------------------------------------------------------------------------------------
Total current assets                                    5          979        69,602        33,349                          103,935

Investments and other assets:
   Insurance fund investments                                                                5,675                            5,675
   Deferred income taxes                                                       6,445          (723)                           5,722
   Deferred financing fees, net                                 15,571                                                       15,571
   Investment in subsidiaries                   (156,395)      102,498                                       53,897
   Other                                                                      13,915                                         13,915
Property, plant and equipment, net                                            63,604                                         63,604
                                              --------------------------------------------------------------------------------------

TOTAL ASSETS                                  $ (156,390)   $  119,048    $  153,566     $  38,301        $  53,897      $  208,422
                                              ======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                 JUNE 30, 1998
                                              --------------------------------------------------------------------------------------
                                                                          COMBINED        COMBINED
                                               PARENT                     GUARANTOR    NON-GUARANTOR
                                               COMPANY       ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              --------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
   Short-term bank debt                       $        -    $             $        -      $       -       $      -       $
   Accounts payable                                                           24,107                                         24,107
   Intercompany payable (receivable)                   5                                         (5)
   Accrued liabilities                                                        29,527            971                          30,498
   Current maturities of long-term debt                          1,450                                                        1,450
                                              --------------------------------------------------------------------------------------
Total current liabilities                              5         1,450        53,634            966                          56,055

Long-term obligations:
Intercompany payable (receivable)                                            (29,502)        29,502
Long-term debt                                                 273,993         5,000                                        278,993
Reserve for losses and loss adjustment
   expenses                                                                    6,813                                          6,813
Other                                                                         22,956                                         22,956
                                              --------------------------------------------------------------------------------------
Total liabilities                                      5       275,443        58,901         30,468                         364,817

Shareholders' equity (deficit)                  (156,395)     (156,395)       94,665          7,833         53,897         (156,395)
                                              --------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                           $ (156,390)   $  119,048    $  153,566      $  38,301       $ 53,897       $  208,422
                                              ======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION

                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                            DECEMBER 31, 1997
                                         ---------------------------------------------------------------------------------------
                                                                       COMBINED
                                            PARENT                     GUARANTOR    NON-GUARANTOR
                                            COMPANY       ISSUER     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                         ---------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents               $       17    $        6    $    3,084     $       -        $       -      $    3,107
   Accounts receivable, net                                                62,548         6,502           (6,137)         62,913
   Refundable income taxes                                                    664           156                              820
   Inventories                                                             44,670                                         44,670
   Deferred income taxes                                                    2,623         1,828                            4,451
   Other                                                                    6,636           300                            6,936
                                         ---------------------------------------------------------------------------------------
Total current assets                               17             6       120,225         8,786           (6,137)        122,897

Investments and other assets:
   Insurance fund investments                                                            58,579                           58,579
   Deferred income taxes                                                    6,445         5,141                           11,586
   Deferred financing fees, net                              15,098                                                       15,098
   Investment in subsidiaries                (153,689)      148,698                                        4,991
   Other                                                                   13,447           749                           14,196
Property, plant and equipment, net                                         65,783            46                           65,829
                                         ---------------------------------------------------------------------------------------

TOTAL ASSETS                               $ (153,672)   $  163,802    $  205,900     $  73,301        $  (1,146)     $  288,185
                                         =======================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


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
                                                ------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term bank debt                         $        -   $   41,500    $        -    $        -       $       -      $   41,500
   Accounts payable                                                            24,904                                        24,904
   Intercompany payable (receivable)                                              261          (261)
   Accrued liabilities                                                         24,597         6,436          (6,137)         24,896
   Current maturities of long-term debt                           1,450                                                       1,450
                                                ------------------------------------------------------------------------------------
Total current liabilities                                        42,950        49,762         6,175          (6,137)         92,750

Long-term obligations:
   Long-term debt                                               274,541         5,000                                       279,541
   Reserve for losses and loss adjustment
     expenses                                                                                49,644                          49,644
   Other                                                                       19,922                                        19,922
                                                ------------------------------------------------------------------------------------
Total liabilities                                               317,491        74,684        55,819          (6,137)        441,857

Shareholders' equity (deficit)                    (153,672)    (153,689)      131,216        17,482           4,991        (153,672)
                                                ------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                    $ (153,672)  $  163,802    $  205,900    $   73,301       $  (1,146)     $  288,185
                                                ====================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   -- Continued

                             (Dollars in Thousands)







I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                          COMBINED         COMBINED
                                               PARENT                    GUARANTOR     NON-GUARANTOR
                                              COMPANY       ISSUER      SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------------------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED JUNE 30, 1998
 Net sales                                     $      -     $      -     $115,354          $   (20)        $     20      $115,354
 Cost of sales                                                             83,722                                          83,722
                                         -------------------------------------------------------------------------------------------
 Gross profit                                                              31,632              (20)              20        31,632

 General and administrative expense                                         8,785              112                          8,897
 Selling and distribution expense                                          13,243                                          13,243
                                         -------------------------------------------------------------------------------------------
 Operating profit (loss)                                                    9,604             (132)              20         9,492

 Income from equity investees                     1,574        1,574                                         (3,148)
 Other expense, net                                                          (983)              (4)                          (987)
                                         -------------------------------------------------------------------------------------------
 Income (loss) before interest and taxes          1,574        1,574        8,621             (136)          (3,128)        8,505
 Interest expense                                                           7,043                                           7,043
                                         -------------------------------------------------------------------------------------------
 Income (loss) before income taxes
    (benefit)                                     1,574        1,574        1,578             (136)          (3,128)        1,462
 Income taxes (benefit)                                                    (7,814)           7,702                           (112)
                                         -------------------------------------------------------------------------------------------

 NET INCOME (LOSS)                              $ 1,574     $  1,574     $  9,392          $(7,838)        $ (3,128)     $  1,574
                                         ===========================================================================================

 FOR THE SIX MONTHS ENDED JUNE 30, 1998
 Net sales                                      $     -     $      -     $213,665          $   610         $   (610)     $213,665
 Cost of sales                                                            157,818                                         157,818
                                         -------------------------------------------------------------------------------------------
 Gross profit                                                              55,847              610             (610)       55,847

 General and administrative expense                                        17,479              658             (228)       17,909
 Selling and distribution expense                                          25,879                                          25,879
                                         -------------------------------------------------------------------------------------------
 Operating profit (loss)                                                   12,489              (48)            (382)       12,059

 Loss from equity investees                      (1,270)      (1,270)                                         2,540
 Other income (expense), net                                               (2,790)           3,023                            233
                                         -------------------------------------------------------------------------------------------
 (Loss) income before interest and taxes         (1,270)      (1,270)       9,699            2,975            2,158        12,292
 Interest expense                                                          15,474                                          15,474
                                         -------------------------------------------------------------------------------------------
 (Loss) income before income taxes
    (benefit)                                    (1,270)      (1,270)      (5,775)           2,975            2,158        (3,182)
 Income taxes (benefit)                                                   (10,703)           8,791                         (1,912)
                                         -------------------------------------------------------------------------------------------

 NET (LOSS) INCOME                             $ (1,270)    $ (1,270)    $  4,928          $(5,816)        $  2,158      $ (1,270)
                                         ===========================================================================================


                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   -- Continued

                             (Dollars in Thousands)




I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                         COMBINED
                                              PARENT                    GUARANTOR     NON-GUARANTOR
                                             COMPANY       ISSUER      SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                           -----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED JUNE 30, 1997
Net sales                                      $       -    $       -    $ 114,174        $    601         $   (601)     $114,174
Cost of sales                                                               79,502                                         79,502
                                           -----------------------------------------------------------------------------------------
Gross profit                                                                34,672             601             (601)       34,672

General and administrative expense                                           7,806             581             (161)        8,226
Selling and distribution expense                                            12,539                                         12,539
                                           -----------------------------------------------------------------------------------------
Operating profit                                                            14,327              20             (440)       13,907

Income from equity investees                      7,531        7,531                                        (15,062)
Other income (expense), net                                                   (648)            788                            140
                                           -----------------------------------------------------------------------------------------
Income before interest and taxes                  7,531        7,531        13,679             808          (15,502)       14,047
Interest expense                                                             1,495                                          1,495
                                           -----------------------------------------------------------------------------------------
Income before income taxes                        7,531        7,531        12,184             808          (15,502)       12,552
Income taxes                                                                 4,739             282                          5,021
                                           -----------------------------------------------------------------------------------------

NET INCOME                                    $   7,531    $   7,531    $    7,445       $     526         $(15,502)    $   7,531
                                           =========================================================================================

FOR THE SIX MONTHS ENDED JUNE 30, 1997
Net sales                                     $       -    $       -    $  205,050       $   1,144         $ (1,144)    $ 205,050
Cost of sales                                                              145,308                                        145,308
                                           -----------------------------------------------------------------------------------------
Gross profit                                                                59,742           1,144           (1,144)       59,742

General and administrative expense                                          15,154           1,287             (527)       15,914
Selling and distribution expense                                            24,521                                         24,521
                                           -----------------------------------------------------------------------------------------
Operating profit (loss)                                                     20,067            (143)            (617)       19,307

Income from equity investees                      5,068        5,068                                        (10,136)
Other expense, net                                                            (619)         (7,222)                        (7,841)
                                           -----------------------------------------------------------------------------------------
Income (loss) before interest and taxes           5,068        5,068        19,448          (7,365)         (10,753)       11,466
Interest expense                                                             3,019                                          3,019
                                           -----------------------------------------------------------------------------------------
Income (loss) before income taxes
   (benefit)                                      5,068        5,068        16,429          (7,365)         (10,753)        8,447
Income taxes (benefit)                                                       5,958          (2,579)                         3,379
                                           -----------------------------------------------------------------------------------------

NET INCOME (LOSS)                             $   5,068    $   5,068    $   10,471       $  (4,786)        $(10,753)    $   5,068
                                           =========================================================================================


                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)

I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED



                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                  -------------------------------------------------------------------
                                                                                          COMBINED
                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                  -----------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $ 51,368      $ (87,918)    $ (36,550)
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (2,709)                      (2,709)
Insurance fund securities available-for-sale:
  Purchases of debt and equity securities                                                       (572)         (572)
  Sales of debt and equity securities                                                         41,508        41,508
Net sales of other insurance fund investments                                                  6,982         6,982
Intercompany transactions                                 (12)    43,198      (43,186)
                                                  -----------------------------------------------------------------
 Net cash (used in) provided by investing                 (12)    43,198      (45,895)        47,918        45,209
   activities

FINANCING ACTIVITIES
Repayment of receivables facility                                (41,500)                                  (41,500)
Proceeds from sale of accounts receivable                                                     40,000        40,000
Repayments of long-term debt                                        (725)                                     (725)
                                                  -----------------------------------------------------------------
Net cash used in financing activities                            (42,225)                     40,000        (2,225)
                                                  -----------------------------------------------------------------
Net (decrease) increase in cash and cash                  (12)       973        5,473                        6,434
   equivalents
Cash and equivalents at beginning of period                17          6        3,084                        3,107
                                                  -----------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $      5     $  979     $  8,557      $       -     $   9,541
                                                  =================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)



I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                               FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                                  -------------------------------------------------------------------
                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                  -------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $  1,051      $  (6,278)    $  (5,227)
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (6,569)                      (6,569)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                                   (67,422)      (67,422)
   Sales of debt and equity securities                                                        48,923        48,923
Net sales of other insurance fund investments                                                 24,777        24,777
Intercompany transactions                               2,155          5       (2,160)
                                                  -------------------------------------------------------------------
Net cash provided by (used in) investing                2,155          5       (8,729)         6,278         (291)
  activities

FINANCING ACTIVITIES
Net borrowings under  revolving credit agreements                              15,200                       15,200
Repayments of long-term debt                                                   (5,571)                      (5,571)
Repurchase of common stock                               (732)                                                (732)
Dividends paid                                         (1,172)                                              (1,172)
                                                  -------------------------------------------------------------------
Net cash (used in) provided by financing               (1,904)                  9,629                        7,725
   activities
                                                  -------------------------------------------------------------------
Net increase in cash and cash equivalents                 251          5        1,951                        2,207
Cash and equivalents at beginning of period               344         13          629                          986
                                                  -------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    595     $   18     $  2,580      $       -     $   3,193
                                                  ===================================================================

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

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 1998 AS COMPARED TO QUARTER ENDED JUNE 30, 1997

Net Sales. Net sales increased $1.2 million or 1.0% to $115.4 million for the quarter ended June 30, 1998 from $114.2 million for the quarter ended June 30, 1997. Net sales of climbing products decreased $1.0 million, or 1.1% to $ 88.3 million for the quarter ended June 30, 1998 from $89.3 million for the quarter ended June 30, 1997. The decrease in net sales of climbing products was primarily due to declines in the volume of wood and aluminum step ladders sold, in addition to volume decreases in sales of attic ladders. Net sales of extruded products increased $2.2 million, or 8.9% to $27.0 million for the quarter ended June 30, 1998 from $24.8 million for the quarter ended June 30, 1997. The increase is due to growth in extrusions sold to customers in the transportation sector.

         Gross Profit. Gross profit decreased $3.1 million or 8.8% to $31.6 million for the quarter ended June 30, 1998 from $34.7 million for the quarter ended June 30, 1997. The decrease was primarily due to the increased sale of lower margin units.

         General and Administrative Expense. General and administrative expense increased $0.7 million or 8.2% to $8.9 million for the quarter ended June 30, 1998 from $8.2 million for the quarter ended June 30, 1997. The increase was primarily due to the amortization of certain costs associated with the Recapitalization.

         Selling and Distribution Expense. Selling and distribution expense increased $0.7 million or 5.6% to $13.2 million for the quarter ended June 30, 1998 from $12.5 million for the quarter ended June 30, 1997. The increase was primarily due to increases in sales-based advertising expense and customer mix.

         Other Income (Expense), Net. Other income (expense), net decreased $1.1 million to $(1.0) million for the quarter ended June 30, 1998 from $0.1 million for the quarter ended June 30, 1997. The decrease was primarily attributable to $1.0 million of costs, including the discount on sales of accounts receivable, associated with the accounts receivable sales program instituted in the second quarter of 1998.

         Interest Expense. Interest expense increased $5.5 million to $7.0 million for the quarter ended June 30, 1998 from $1.5 million for the quarter ended June 30, 1997. The increase was primarily due to increased debt resulting from the Recapitalization.

         Income Tax Benefit. During the second quarter of 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax benefit for the quarter ended June 30, 1998 includes an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis.

         Net Income. Net income decreased $5.9 million or 79.1% to $1.6 million for the quarter ended June 30, 1998 from $7.5 million for the quarter ended June 30, 1997 as a result of all of the above factors.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Net Sales. Net sales increased $8.6 million or 4.2% to $213.7 million for the six months ended June 30, 1998 from $205.1 million for the six months ended June 30, 1997. Net sales of climbing products increased $4.0 million, or 2.6% to $
160.4 million for the six months ended June 30, 1998 from $156.4 million for the six months ended June 30, 1997. The increase in net sales of climbing products was primarily due to continued growth in the volume of fiberglass and aluminum step and extension ladders sold, particularly to large do-it-yourself home improvement retailers. Net sales of extruded products increased $4.6 million, or 9.4% to $53.3 million for the six months ended June 30, 1998 from $48.7 million for the six months ended June 30, 1997. The increase is due to growth in extrusions sold to customers in the building products and transportation sectors.

         Gross Profit. Gross profit decreased $3.9 million or 6.5% to $55.8 million for the six months ended June 30, 1998 from $59.7 million for the six months ended June 30, 1997. The decrease was primarily due to the increased sale of lower margin units.

         General and Administrative Expense. General and administrative expense increased $2.0 million or 12.6% to $17.9 million for the six months ended June 30, 1998 from $15.9 million for the six months ended June 30, 1997. The increase was due to the amortization of certain costs associated with the Recapitalization.

         Selling and Distribution Expense. Selling and distribution expense increased $1.4 million or 5.5% to $25.9 million for the six months ended June 30, 1998 from $24.5 million for the six months ended June 30, 1997. The increase was primarily due to increased sales volume as well as increased sales-based advertising expense.

         Other Income (Expense), Net. Other income (expense), net increased $8.1 million to $0.2 million for the six months ended June 30, 1998 from $(7.9) million for the six months ended June 30, 1997. The increase was primarily attributable to the $4.5 million net gain incurred on the MIICA Insurance Transfer in the first quarter of 1998 as well as a $3.2 million decrease in the amount of pre-tax impairment losses recorded by MIICA relating to certain insurance fund investments. Offsetting the increase was $1.0 million of costs, including the discount on sales of accounts receivable, associated with the accounts receivable sales program instituted in the second quarter of 1998

         Interest Expense. Interest expense increased $12.5 million to $15.5 million for the six months ended June 30, 1998 from $3.0 million for the six months ended June 30, 1997. The increase was primarily due to increased debt resulting from the Recapitalization.

         Income Tax Benefit. During the second quarter of 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax benefit for the quarter ended June 30, 1998 includes an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis.

         Net (Loss) Income. Net loss was $(1.3) million for the six months ended June 30, 1998 compared to net income of $5.1 million for the six months ended June 30, 1997 as a result of all of the above factors.



LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities were $5.0 million for the six months ended June 30, 1998 compared to net cash flows used in operating activities for the six months ended June 30, 1997 of $5.2 million. The increase in net cash flows provided by operations is primarily attributable to decreased operating working capital (accounts receivable, undivided interest in accounts receivable, refundable income taxes, inventories, accounts payable and accrued liabilities).

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow and borrowing under the Senior Credit Facility and the Receivables Purchase Agreement. The Company believes it has sufficient funds available to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under its Senior Credit Facility, the Receivables Purchase Agreement and other available permitted borrowings.

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

Item 6.        Exhibits and Reports on Form 8-K

                (a)        Exhibits:

                10.1 Receivables Purchase Agreement dated as of May 29, 1998 among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association

                10.2 Purchase and Sale Agreement dated as of May 29, 1998 between Werner Funding Corporation and Werner Co.

                27.1       Financial Data Schedule

                (b)        Reports on Form 8-K: None

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WERNER HOLDING CO. (DE), INC.



Date August 14, 1998               By  /s/ E. P. Norris
                                      -----------------
                                   E. P. Norris
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and
                                   Principal Accounting Officer)