Form 10-Q
period 1998-09-30
WERNER HOLDING CO INC /DE/
filed 1998-11-16
CIK 1056112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998           Commission file number 333-46607


                          WERNER HOLDING CO. (DE), INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                              25-1581345
------------------------------------   -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1105 North Market Street, Suite 1300
Wilmington, Delaware                           19899
-----------------------------------------   ------------------------------------
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


As of September 30, 1998 there were 75,179 shares of common stock outstanding.

                                      INDEX

                          Werner Holding Co. (DE), Inc.

                                    Form 10-Q
                         Period Ended September 30, 1998

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements of Werner Holding Co. (PA), Inc. (Unaudited)

          Condensed Consolidated Balance Sheets--September 30, 1998 and
             December 31, 1997...................................................................       1
          Condensed Consolidated Statements of Operations--Three and Nine
             Months Ended September 30, 1998 and 1997............................................       2
          Condensed Consolidated Statements of Changes in Shareholders' Equity
             (Deficit)-Three and Nine Months Ended September 30, 1998 and 1997...................       3
          Condensed Consolidated Statements of Cash Flows--Nine Months Ended
             September 30, 1998 and 1997.........................................................       5
          Notes to Condensed Consolidated Financial Statements...................................       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Werner Holding Co. (PA), Inc. .............................      21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................      27

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.......................................................................      27

Item 6.  Exhibits and Reports on Form 8-K........................................................      27

SIGNATURE........................................................................................      28






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

PART I-FINANCIAL INFORMATION
           ITEM 1.
                 Werner Holding Co. (PA), Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                             (Dollars in Thousands)

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                             1998           1997
                                                                       ---------------------------------
                                                                         (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                              $   11,748      $     3,107
   Accounts receivable                                                             -           63,271
   Undivided interest in accounts receivable                                  43,976                -
   Allowance for doubtful accounts                                            (1,673)          (1,250)
   Refundable income taxes                                                     5,114              820
   Inventories                                                                51,693           44,670
   Deferred income taxes                                                       4,451            4,451
   Other                                                                       3,382            7,828
                                                                       ---------------------------------
Total current assets                                                         118,691          122,897

Property, plant and equipment, net                                            63,415           65,829

Other assets:
   Deferred income taxes                                                       5,745           11,586
   Deferred financing fees, net                                               14,075           15,098
   Insurance fund investments                                                      -           58,579
   Other                                                                      19,905           14,196
                                                                       ---------------------------------

TOTAL ASSETS                                                              $  221,831      $   288,185
                                                                       =================================


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Short-term bank debt                                                   $        -      $    41,500
   Accounts payable                                                           26,737           24,904
   Accrued liabilities                                                        36,004           24,896
   Current maturities of long-term debt                                        1,450            1,450
                                                                       ---------------------------------
Total current liabilities                                                     64,191           92,750

Long-term obligations:
   Long-term debt                                                            278,746          279,541
   Reserve for product liability and workers' compensation claims             10,518           49,644
   Other                                                                      23,646           19,922
                                                                       ---------------------------------
Total liabilities                                                            377,101          441,857


Shareholders' deficit:

   Common stock                                                                    1                1
   Additional paid-in-capital                                                198,847          198,847
   Retained deficit                                                         (351,855)        (351,753)
   Accumulated other non-owner changes in equity                              (2,263)            (767)
                                                                       ---------------------------------

   Total shareholders' deficit                                              (155,270)        (153,672)
                                                                       ---------------------------------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               $  221,831      $   288,185
                                                                       =================================


  See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

          Condensed Consolidated Statements of Operations--(Unaudited)

                             (Dollars in Thousands)


                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                             1998                1997               1998             1997
                                                     ----------------------------------------------------------------------------

Net sales                                              $    112,534         $    110,156       $    326,199       $    315,206
Cost of sales                                                79,273               81,563            237,091            226,871
                                                     ----------------------------------------------------------------------------
Gross profit                                                 33,261               28,593             89,108             88,335

General and administrative expense                            8,878                8,215             26,787             24,129
Selling and distribution expense                             13,378               12,084             39,257             36,605
Non-cash compensation charge                                      -                4,182                  -              4,182
                                                     ----------------------------------------------------------------------------
Operating profit                                             11,005                4,112             23,064             23,419
Other income (expense), net                                     392               (6,500)               625            (14,341)
                                                     ----------------------------------------------------------------------------
Income (loss) before interest and taxes (benefit)            11,397               (2,388)            23,689              9,078
Interest expense                                              8,328                1,397             23,802              4,416
                                                     ----------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                   3,069               (3,785)              (113)             4,662
Income tax (benefit)                                          1,901                 (213)               (11)             3,166
                                                     ----------------------------------------------------------------------------

NET INCOME (LOSS)                                      $      1,168         $     (3,572)      $       (102)      $      1,496
                                                     ============================================================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                  Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)


                                       Pre-                                                  Accumulated
                                  Recapitalization     Post         Additional   Retained     Other Non-                 Total
                                      Common      Recapitalization   Paid-In     Earnings    Owner Equity             Shareholders'
                                       Stock       Common Stock      Capital    (Deficit)       Changes      Other  Equity (Deficit)
                                  --------------------------------------------------------------------------------------------------

Balance at January 1, 1998             $    -          $    1       $ 198,847  $ (351,753)     $   (767)    $     -   $  (153,672)
 Non-owner equity changes:
  Net loss                                                                          (2,844)                                (2,844)
   Other non-owner equity changes:
     Unrealized gains on
       investments (net of
       deferred taxes of $42)                                                                        78                        78
   Add: reclassification
       adjustment for losses
       realized included in net
       loss (net of benefit)                                                                        218                       218
                                                                                                                    ----------------
Total non-owner equity changes                                                                                             (2,548)
                                  --------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998              $    -          $    1       $ 198,847   $ (354,597)    $   (471)    $     -   $  (156,220)

 Non-owner equity changes:
  Net income                                                                         1,574                                  1,574
   Other non-owner equity changes:
    Unrealized losses on
       investments (net of
       deferred benefit of $1,270)                                                               (2,359)                   (2,359)
    Add: reclassification
       adjustment for losses
       realized included in net
       income (net of tax)                                                                          610                       610
                                                                                                                    ----------------
Total non-owner equity changes                                                                                               (175)
                                  --------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998               $    -          $    1       $ 198,847   $ (353,023)    $ (2,220)    $     -   $  (156,395)

 Non-owner equity changes:
  Net income                                                                         1,168                                  1,168
   Other non-owner equity changes:
     Unrealized losses on
       investments (net of
       deferred benefit of $23)                                                                     (43)                      (43)
                                                                                                                    ----------------
Total non-owner equity changes                                                                                              1,125
                                  --------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998          $    -          $    1       $ 198,847   $ (351,855)    $ (2,263)    $     -   $  (155,270)
                                  ==================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                  Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)

                                       Pre-                                                Accumulated
                                  Recapitalization      Post        Additional  Retained    Other Non-                    Total
                                      Common       Recapitalization  Paid-In    Earnings   Owner Equity               Shareholders'
                                      Stock         Common Stock     Capital    (Deficit)    Changes      Other     Equity (Deficit)
                                  -------------------------------------------------------------------------------------------------
Balance at January 1, 1997             $  161         $    -       $   1,316   $ 70,402      $  3,532    $  (332)    $    75,079
 Non-owner equity changes:
  Net loss                                                                       (2,463)                                  (2,463)
   Other non-owner equity changes:
    Unrealized loss on
       investments (net of
       deferred benefit of $6,184)                                                            (11,484)                   (11,484)
    Add: reclassification
       adjustment for losses
       realized included in net
       loss (net of benefit)                                                                    5,769                      5,769
                                                                                                                   ----------------
Total non-owner equity changes                                                                                            (8,178)
Dividends declared                                                                 (644)                                    (644)
Repurchase of common stock                                                         (732)                                    (732)
Amortization of deferred
   compensation                                                                                              32               32
                                  -------------------------------------------------------------------------------------------------
Balance at March 31, 1997              $  161         $    -       $   1,316   $ 66,563      $ (2,183)   $  (300)    $    65,557

 Non-owner equity changes:
  Net income                                                                      7,531                                    7,531
   Other non-owner equity changes:
    Unrealized loss on
       investments (net of
       deferred benefit of $812)                                                               (1,508)                    (1,508)
    Add: reclassification
       adjustment for gains
       realized included in net
       income (net of tax)                                                                       (206)                      (206)
                                                                                                                   ----------------
Total non-owner equity changes                                                                                             5,817
Dividends declared                                                                 (523)                                    (523)
Amortization of deferred
   compensation                                                                                              31               31
                                  -------------------------------------------------------------------------------------------------
Balance at June 30, 1997               $  161         $    -       $   1,316   $ 73,571      $ (3,897)   $  (269)    $    70,882

 Non-owner equity changes:
  Net loss                                                                       (3,572)                                  (3,572)
   Other non-owner equity changes:
    Unrealized gain on
       investments (net of
       deferred tax of $1,062)                                                                  1,973                      1,973
    Add: reclassification
       adjustment for losses
       realized included in net
       income (net of tax)                                                                      4,474                      4,474
                                                                                                                   ----------------
Total non-owner equity changes                                                                                             2,875
Non-cash compensation charge                                           4,165                                 17            4,182
Dividends declared                                                                 (523)                                    (523)
Amortization of deferred
   compensation                                                                                              31               31
                                  =================================================================================================
Balance at September 30, 1997          $  161         $    -       $   5,481   $ 69,476      $  2,550    $  (221)    $    77,447
                                  =================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)



                                                                                               NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                             1998             1997
                                                                                        ---------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                                         $    (102)      $    1,496
Reconciliation of net (loss) income to net cash provided by operating activities:
   Net gain on transfer of loss reserves and discontinuance of MIICA                         (4,506)               -
   Depreciation and amortization                                                             16,207            8,276
   Non-cash compensation charge                                                                   -            4,165
   Impairment of property, plant and equipment                                                  711               -
   Provision for product liability and workers' compensation claims                          12,104           11,328
   Payment of product liability and workers' compensation claims                             (3,746)          (7,559)
   Deferred income taxes                                                                      6,647             (416)
   Realized net losses on disposition and impairment of investments                           2,678           15,768
   Net purchases of trading securities                                                            -           (1,975)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                     41,088          (19,081)
     Undivided interest in accounts receivable                                              (43,976)               -
     Refundable income taxes                                                                 (4,294)          (3,596)
     Inventories                                                                             (7,023)            (379)
     Accounts payable                                                                         1,833            4,505
     Accrued liabilities                                                                      7,287           (2,685)
     Other, (net)                                                                             1,465           (1,346)
                                                                                        ----------------------------------
Net cash provided by operating activities                                                    26,373            8,501
INVESTING ACTIVITIES
Capital expenditures                                                                         (4,931)          (8,535)
Securities available-for-sale:
   Purchases of debt and equity securities                                                     (572)         (99,766)
   Sale of debt and equity securities                                                             -           56,063
Net sales of other investments                                                                7,358           50,247
Other, (net)                                                                                      -             (310)
                                                                                        ----------------------------------
Net cash provided by (used in) investing activities                                           1,855           (2,301)
FINANCING ACTIVITIES
Borrowings under revolving credit facility                                                        -            2,200
Repayment of receivables facility                                                           (41,500)              -
Net proceeds from sale of accounts receivable                                                23,000               -
Repayments of long-term debt                                                                 (1,087)          (6,571)
Repurchase of common stock                                                                        -             (730)
Dividends paid                                                                                    -           (1,691)
                                                                                        ----------------------------------
Net cash used in financing activities                                                       (19,587)          (6,792)
                                                                                        ----------------------------------
Net increase (decrease) in cash and cash equivalents                                          8,641             (592)
Cash and cash equivalents at beginning of period                                              3,107              986
                                                                                        ----------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  11,748       $      394
                                                                                        ==================================


See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                             (Dollars in Thousands)


A.     BASIS OF PRESENTATION AND RECAPITALIZATION

Basis of Presentation


The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and its wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement (File No. 333-46607) on Form S-4 as amended and filed with the Securities and Exchange Commission dated May 14, 1998.


The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

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

Recapitalization Accounting--The transaction was accounted for as a recapitalization and as such, the historical basis of the Company's assets and liabilities was not affected. Recapitalization related costs were expensed and reflected as a component of operating income in 1997.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


B.     INVENTORIES

Components of inventories are as follows:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1998               1997
                                              ---------------------------------------

Finished products                                 $    29,231         $    26,512
Work-in-process                                        13,794              11,953
Raw materials and supplies                             18,880              18,075
                                              ---------------------------------------
                                                       61,905              56,540
LIFO reserve                                          (10,212)            (11,870)
                                              ---------------------------------------

NET INVENTORIES                                   $    51,693         $    44,670
                                              =======================================

C.     COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which requires that an enterprise classify items of other comprehensive income or "non-owner equity changes" as referred to by the Company, by their nature in a financial statement and display the accumulated non-owner equity changes separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 on January 1, 1998. Certain reclassifications have been made to the March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997
financial statements to conform to the requirements of this statement.

D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required for the Company's 1998 annual financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


D.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--CONTINUED

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement does not change the recognition or measurement of pension and postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires certain additional information. SFAS No. 132 is effective for the Company's 1998 annual financial statements.

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

Further, the Company made a decision to discontinue the operations of MIICA as of March 31, 1998 and recorded a charge of $1,500 at that time, which is included in other income (expense), net. The charge consists primarily of legal fees, employee separation and severance costs, the write-off of certain fixed assets, and other related expenses. MIICA was dissolved in the third quarter of 1998.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


E. PRODUCT LIABILITY AND WORKERS COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS--CONTINUED

In 1998 and 1997, MIICA recorded pre-tax losses of $4,661 and $8,340, respectively, which is included in other income (expense), net relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

F.       SALE OF ACCOUNTS RECEIVABLE

In May, 1998, the Company entered into a five-year Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity (maximum availability $50,000) and repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. Under the Receivables Purchase Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (Funding), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. As of September 30, 1998, the Company had transferred $66,976 of accounts receivable in exchange for $23,000 in cash and an undivided interest in the accounts receivable of $43,976.

In accordance with the provisions of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation, is reported in the accompanying consolidated statements of operations in "Other income (expense), net". The interest rate on the purchased interests at September 30, 1998 was 5.53%.

The accompanying condensed consolidated balance sheet reflects an allowance for doubtful accounts at September 30, 1998 that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)



G.       IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

A non-cash pre-tax charge of $500 for impairment of property, plant and equipment was recorded in the quarter ended June 30, 1998. This charge consists principally of the write-off, and the estimated costs to dispose of, an extrusion paint and thermal production line which has been discontinued.

H.       INCOME TAXES

In accordance with Accounting Principles Board Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company revised its annual effective tax rate for the nine months ended September 30, 1998 which includes an adjustment for the changes in the Company's estimated tax rate on a year-to-date basis.

The difference between the statutory and the annual effective tax rates at September 30, 1998 is primarily from a valuation allowance for capital losses.

The difference between the customary relationship of pretax income and income tax expense for the three and nine months ended September 30, 1997 was due to the non-cash compensation charge which was not deductible for income tax purposes.

I.        SUPPLEMENTAL GUARANTOR INFORMATION

The Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. Holding has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for MIICA which was dissolved in the third quarter of 1998 and Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

Following is condensed consolidated information for Holding (the "Parent Company"), the Issuer, the Guarantor Subsidiaries, and MIICA and Werner Funding Corporation (each a "Non-Guarantor Subsidiary" and collectively the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries are combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

Investments in subsidiaries are accounted for on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investment in subsidiaries and intercompany balances and transactions have been eliminated.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)



I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                              SEPTEMBER 30, 1998
                                             ---------------------------------------------------------------------------------------
                                                                         COMBINED
                                              PARENT                     GUARANTOR    NON-GUARANTOR
                                              COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY (a)   ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                      $        5    $    2,354    $    9,387     $       2           $    -      $   11,748
   Accounts receivable                                                                                                           -
   Undivided interest in accounts receivable                                               43,976                           43,976
   Allowance for doubtful accounts                                           (1,673)                                        (1,673)
   Refundable income taxes                                     (5,504)       11,220          (602)                           5,114
   Inventories                                                               51,693                                         51,693
   Deferred income taxes                                        1,828         2,623                                          4,451
   Other                                                           69         3,313                                          3,382
                                             ---------------------------------------------------------------------------------------
Total current assets                                  5        (1,253)       76,563        43,376                          118,691

Property, plant and equipment, net                                  2        63,413                                         63,415

Other assets:
   Deferred income taxes                                        1,809         3,936                                          5,745
   Deferred financing fees, net                                14,075                                                       14,075
   Investment in subsidiaries                  (155,270)      107,892                                        47,378
   Other                                                        5,226        14,679                                         19,905
                                             ---------------------------------------------------------------------------------------

TOTAL ASSETS                                 $ (155,265)   $  127,751    $  158,591     $  43,376           $47,378     $ 221,831
                                             =======================================================================================






(a) Includes the accounts of Werner Funding Corporation only as MIICA was dissolved on July 8, 1998.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                 SEPTEMBER 30, 1998
                                              --------------------------------------------------------------------------------------
                                                                            COMBINED
                                                 PARENT                     GUARANTOR    NON-GUARANTOR
                                                 COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY (a)   ELIMINATIONS  CONSOLIDATED
                                              --------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
   Short-term bank debt                         $        -    $        -    $        -      $       -     $      -        $      -
   Accounts payable                                                             26,737                                      26,737
   Intercompany payable (receivable)                     5                          (5)
   Accrued liabilities                                             7,825        28,140             39                       36,004
   Current maturities of long-term debt                            1,450                                                     1,450
                                              --------------------------------------------------------------------------------------
Total current liabilities                                5         9,275        54,872             39                       64,191

Long-term obligations:
Intercompany payable (receivable)                                              (37,159)        37,159
Long-term debt                                                   273,746         5,000                                     278,746
Reserve for product liability and workers'
   compensation claims                                                          10,518                                      10,518
Other                                                                           23,646                                      23,646
                                              --------------------------------------------------------------------------------------
Total liabilities                                        5       283,021        56,877         37,198                      377,101

Shareholders' equity (deficit)                    (155,270)     (155,270)      101,714          6,178       47,378        (155,270)
                                              --------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                             $ (155,265)   $  127,751    $  158,591      $  43,376     $ 47,378        $221,831
                                              ======================================================================================






(a) Includes the accounts of Werner Funding Corporation only as MIICA was dissolved on July 8, 1998.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                           DECEMBER 31, 1997
                                        ------------------------------------------------------------------------------------------
                                                                      COMBINED
                                           PARENT                     GUARANTOR    NON-GUARANTOR
                                           COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY (a)   ELIMINATIONS   CONSOLIDATED
                                        ------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents              $       17    $        6    $    3,084     $       -        $       -      $    3,107
   Accounts receivable                                                    62,906         6,502           (6,137)         63,271
   Allowance for doubtful accounts                                        (1,250)                                        (1,250)
   Refundable income taxes                                                   664           156                              820
   Inventories                                                            44,670                                         44,670
   Deferred income taxes                                                   2,623         1,828                            4,451
   Other                                                                   7,528           300                            7,828
                                        ------------------------------------------------------------------------------------------
Total current assets                              17             6       120,225         8,786           (6,137)        122,897

Property, plant and equipment, net                                        65,783            46                           65,829

Investments and other assets:
   Deferred income taxes                                                   6,445         5,141                           11,586
   Deferred financing fees, net                             15,098                                                       15,098
   Insurance fund investments                                                           58,579                           58,579
   Investment in subsidiaries               (153,689)      148,698                                        4,991
   Other                                                                  13,447           749                           14,196
                                        ------------------------------------------------------------------------------------------

TOTAL ASSETS                              $ (153,672)   $  163,802    $  205,900     $  73,301        $  (1,146)     $  288,185
                                        ==========================================================================================



(a) Includes the accounts of MIICA only.

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
                                                ------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term bank debt                           $        -  $   41,500    $        -   $        -        $       -    $   41,500
   Accounts payable                                                             24,904                                      24,904
   Intercompany payable (receivable)                                               261         (261)
   Accrued liabilities                                                          24,597        6,436           (6,137)       24,896
   Current maturities of long-term debt                            1,450                                                     1,450
                                                ------------------------------------------------------------------------------------
Total current liabilities                                         42,950        49,762        6,175           (6,137)       92,750

Long-term obligations:
   Long-term debt                                                274,541         5,000                                     279,541
   Reserve for product liability and workers'
     compensation claims                                                                     49,644                         49,644
   Other                                                                        19,922                                      19,922
                                                ------------------------------------------------------------------------------------
Total liabilities                                                317,491        74,684       55,819           (6,137)      441,857

Shareholders' equity (deficit)                      (153,672)   (153,689)      131,216       17,482             4,991     (153,672)
                                                ------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                      $ (153,672) $  163,802    $  205,900     $73,301         $  (1,146)   $  288,185
                                                ====================================================================================




(a) Includes the accounts of MIICA only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)

I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                             COMBINED    NON-GUARANTOR
                                                    PARENT                  GUARANTOR      SUBSIDIARIES/
                                                    COMPANY     ISSUER     SUBSIDIARIES     SUBSIDIARY  ELIMINATIONS    CONSOLIDATED
                                                   ---------------------------------------------------------------------------------
 FOR THE NINE MONTHS ENDED SEPT. 30, 1998
 Net sales                                           $      -    $      -    $  325,589      $    610      $             $ 326,199
 Cost of sales                                                                  237,091                                    237,091
                                                   ---------------------------------------------------------------------------------
 Gross profit                                                                    88,498           610                       89,108

 General and administrative expense                                              26,129           658                       26,787
 Selling and distribution expense                                                39,257                                     39,257
                                                   ---------------------------------------------------------------------------------
 Operating profit                                                                23,112           (48)                      23,064

 Loss from equity investees                              (102)       (102)                                       204
 Other (expense) income, net                                                     (4,375)        5,000                          625
                                                   ---------------------------------------------------------------------------------
 (Loss) income before interest and (benefit) taxes       (102)       (102)       18,737         4,952            204        23,689
 Interest expense                                                                23,802                                     23,802
                                                   ---------------------------------------------------------------------------------
 (Loss) income before (benefit) income taxes             (102)       (102)       (5,065)        4,952            204          (113)
 Income (benefit) taxes                                                            (613)          602                          (11)
                                                   ---------------------------------------------------------------------------------

 NET (LOSS) INCOME                                   $   (102)   $   (102)   $   (4,452)     $  4,350      $     204     $    (102)
                                                   =================================================================================

 FOR THE THREE MONTHS ENDED SEPT. 30, 1998
 Net sales                                           $      -    $      -    $  112,534      $             $             $ 112,534
 Cost of sales                                                                   79,273                                     79,273
                                                   ---------------------------------------------------------------------------------
 Gross profit                                                                    33,261                                     33,261

 General and administrative expense                                               8,878                                      8,878
 Selling and distribution expense                                                13,378                                     13,378
                                                   ---------------------------------------------------------------------------------
 Operating profit                                                                11,005                                     11,005

 Income from equity investee                            1,168       1,168                                     (2,336)
 Other (expense) income, net                                                     (1,585)        1,977                          392
                                                   ---------------------------------------------------------------------------------
 Income before interest and taxes                       1,168       1,168         9,420         1,977         (2,336)       11,397
 Interest expense                                                                 8,328                                      8,328
                                                   ---------------------------------------------------------------------------------
 Income before income taxes                             1,168       1,168         1,092         1,977         (2,336)        3,069
 Income taxes                                                                     1,229           672                        1,901
                                                   ---------------------------------------------------------------------------------

 NET INCOME (LOSS)                                   $  1,168    $  1,168    $     (137)     $  1,305      $  (2,336)    $   1,168
                                                   =================================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)

I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                         COMBINED
                                               PARENT                    GUARANTOR     NON-GUARANTOR
                                              COMPANY       ISSUER     SUBSIDIARIES       SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPT. 30, 1997
Net sales                                      $       -    $       -     $ 315,206      $   1,774        $  (1,774)    $315,206
Cost of sales                                                               226,871                                      226,871
                                             ---------------------------------------------------------------------------------------
Gross profit                                                                 88,335          1,774           (1,774)      88,335

General and administrative expense                                           22,926          1,883             (680)      24,129
Selling and distribution expense                                             36,605                                       36,605
Non-cash compensation charge                                                  4,182                                        4,182
                                             ---------------------------------------------------------------------------------------
Operating profit (loss)                                                      24,622           (109)          (1,094)      23,419

Income from equity investees                       1,496        1,496                                        (2,992)
Other expense, net                                                              (10)       (14,331)                      (14,341)
                                             ---------------------------------------------------------------------------------------
Income (loss) before interest and taxes
(benefit)                                          1,496        1,496        24,612        (14,440)          (4,086)       9,078
Interest expense                                                              4,416                                        4,416
                                             ---------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)        1,496        1,496        20,196        (14,440)          (4,086)       4,662
Income taxes (benefit)                                                        8,222         (5,056)                        3,166
                                             ---------------------------------------------------------------------------------------

NET INCOME (LOSS)                              $   1,496    $   1,496    $   11,974      $  (9,384)       $ (4,086)    $   1,496
                                             =======================================================================================

FOR THE THREE MONTHS ENDED SEPT. 30, 1997
Net sales                                      $       -    $       -    $  110,156      $     630        $   (630)    $ 110,156
Cost of sales                                                                81,563                                       81,563
                                             ---------------------------------------------------------------------------------------
Gross profit                                                                 28,593            630             (630)      28,593

General and administrative expense                                            7,772            596             (153)       8,215
Selling and distribution expense                                             12,084                                       12,084
Non-cash compensation charge                                                  4,182                                        4,182
                                             ---------------------------------------------------------------------------------------
Operating profit                                                              4,555             34             (477)       4,112

Loss from equity investees                        (3,572)      (3,572)                                        7,144
Other income (expense), net                                                     609         (7,109)                       (6,500)
                                             ---------------------------------------------------------------------------------------
(Loss) income before interest and taxes
(benefit)                                         (3,572)      (3,572)        5,164         (7,075)           6,667       (2,388)
Interest expense                                                              1,397                                        1,397
                                             ---------------------------------------------------------------------------------------
(Loss) income before income taxes (benefit)       (3,572)      (3,572)        3,767         (7,075)           6,667       (3,785)
Income taxes (benefit)                                                        2,264         (2,477)                         (213)
                                             ---------------------------------------------------------------------------------------
NET (LOSS) INCOME                              $  (3,572)   $  (3,572)   $    1,503      $  (4,598)       $   6,667    $  (3,572)
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

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -------------------------------------------------------------------

                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES  SUBSIDIARIES  CONSOLIDATED
                                                  -------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $ 56,157      $ (29,784)    $  26,373
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (4,931)                      (4,931)
Securities available-for-sale:
  Purchases of debt and equity securities                                                       (572)         (572)
  Sales of debt and equity securities
Net sales of other investments                                                                 7,358         7,358
Intercompany transactions                                 (12)    44,935      (44,923)
                                                  -------------------------------------------------------------------
 Net cash (used in) provided by investing                 (12)    44,935      (49,854)         6,786         1,855
   activities

FINANCING ACTIVITIES
Repayment of receivables facility                                (41,500)                                  (41,500)
Proceeds from sale of accounts receivable                                                     23,000        23,000
Repayments of long-term debt                                      (1,087)                                   (1,087)
                                                  -------------------------------------------------------------------
Net cash (used in) provided by financing                         (42,587)                     23,000       (19,587)
   activities
                                                  -------------------------------------------------------------------
Net (decrease) increase in cash and cash                  (12)     2,348        6,303              2         8,641
   equivalents
Cash and equivalents at beginning of period                17          6        3,084                        3,107
                                                  -------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $      5     $2,354     $  9,387      $       2     $  11,748
                                                  ===================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                  -------------------------------------------------------------------
                                                                            COMBINED        NON-
                                                     PARENT                 GUARANTOR     GUARANTOR
                                                    COMPANY      ISSUER   SUBSIDIARIES   SUBSIDIARY   CONSOLIDATED
                                                  -------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING             $      -     $    -     $ 15,045      $  (6,544)    $   8,501
   ACTIVITIES
INVESTING ACTIVITIES
Capital expenditures                                                           (8,535)                      (8,535)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                                   (99,766)      (99,766)
   Sales of debt and equity securities                                                        56,063        56,063
Net sales of other insurance fund investments                                                 50,247        50,247
Other                                                                            (310)                        (310)
Intercompany transactions                               2,415         (5)      (2,410)
                                                  -------------------------------------------------------------------
Net cash provided by (used in) investing                2,415         (5)     (11,255)         6,544       (2,301)
  activities

FINANCING ACTIVITIES
Net borrowings under  revolving credit agreements                               2,200                        2,200
Repayments of long-term debt                                                   (6,571)                      (6,571)
Repurchase of common stock                               (730)                                                (730)
Dividends paid                                         (1,691)                                              (1,691)
                                                  -------------------------------------------------------------------
Net cash used in  financing activities                 (2,421)                 (4,371)                      (6,792)
                                                  -------------------------------------------------------------------
Net increase in cash and cash equivalents                  (6)        (5)        (581)                        (592)
Cash and equivalents at beginning of period               344         13          629                          986
                                                  -------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    338     $    8     $     48      $       -     $     394
                                                  ===================================================================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

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


RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 1998 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

         Net Sales. Net sales increased $2.3 million or 2.2% to $112.5 million for the quarter ended September 30, 1998 from $110.2 million for the quarter ended September 30, 1997. Net sales of climbing products increased $1.9 million, or 2.2% to $86.0 million for the quarter ended September 30, 1998 from $84.1 million for the quarter ended September 30, 1997. The increase in net sales of climbing products was primarily due to increases in the volume of fiberglass step and extension ladders sold, offset by volume decreases in sales of attic ladders and wood and aluminum step ladders. Net sales of extruded products increased $0.4 million, or 1.5% to $26.5 million for the quarter ended September 30, 1998 from $26.1 million for the quarter ended September 30, 1997. The increase is due to growth in extrusions sold to customers in the transportation sector.


         Gross Profit. Gross profit increased $4.7 million or 16.3% to $33.3 million for the quarter ended September 30, 1998 from $28.6 million for the quarter ended September 30, 1997. The increase was primarily due to the increased sale of higher margin climbing products.


         General and Administrative Expense. General and administrative expense increased $0.7 million or 8.1% to $8.9 million for the quarter ended September 30, 1998 from $8.2 million for the quarter ended September 30, 1997. The increase was principally due to the amortization of certain non-recurring costs associated with the Recapitalization offset by decreases in certain employee compensation and benefit costs.

         Selling and Distribution Expense. Selling and distribution expense increased $1.3 million or 10.7% to $13.4 million for the quarter ended September 30, 1998 from $12.1 million for the quarter ended September 30, 1997. The increase was primarily due to sales-based advertising expense due to customer mix offset by reductions in commission expense resulting from modifications in the Company's sales commission program.

         Non-cash Compensation Charge. The third quarter of 1997 includes a $4.2 million non-cash compensation charge relating to the acceleration of the vesting of certain restricted stock awards granted to a former management employee upon separation from the Company.


         Other Income (Expense), Net. Other income, net was $0.4 million for the quarter ended September 30, 1998 compared to other (expense), net of $(6.5) million for the quarter ended September 30, 1997. The difference was primarily attributable to $7.1 million of investment losses incurred by MIICA in the third quarter of 1997.

         Interest Expense. Interest expense increased $6.9 million to $8.3 million for the quarter ended September 30, 1998 from $1.4 million for the quarter ended September 30, 1997. The increase was primarily due to increased debt resulting from the Recapitalization.


         Income Tax. During the third quarter of 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax provision for the quarter ended September 30, 1998 includes an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis. The difference between the customary relationship of pretax income and income tax expense for the third quarter of 1998 was primarily due to the Company's revision of its full year projection of income subject to income tax. The difference between the customary relationship of pretax loss and income tax benefit for the third quarter of 1997 was due to the non-cash compensation charge which was not deductible for income tax purposes.

         Net Income (Loss). Net income (loss) increased $4.8 million to $1.2 million for the quarter ended September 30, 1998 from $(3.6) million for the quarter ended September 30, 1997 as a result of all of the above factors.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net Sales. Net sales increased $11.0 million or 3.5% to $326.2 million for the nine months ended September 30, 1998 from $315.2 million for the nine months ended September 30, 1997. Net sales of climbing products increased $6.0 million, or 2.5% to $246.4 million for the nine months ended September 30, 1998 from $240.4 million for the nine months ended September 30, 1997. The increase in net sales of climbing products was primarily due to continued growth in the volume of fiberglass and aluminum step and extension ladders sold, particularly to large do-it-yourself home improvement retailers. Net sales of extruded products increased $5.0 million, or 6.7% to $79.8 million for the nine months ended September 30, 1998 from $74.8 million for the nine months ended September 30, 1997. The increase is due to growth in extrusions sold to customers in the building products and transportation sectors.

         Gross Profit. Gross profit marginally increased $0.8 million or 0.9% to $89.1 million for the nine months ended September 30, 1998 from $88.3 million for the nine months ended September 30, 1997. The increase was primarily due to the increased sale of higher margin climbing products.

         General and Administrative Expense. General and administrative expense increased $2.7 million or 11.0% to $26.8 million for the nine months ended September 30, 1998 from $24.1 million for the nine months ended September 30, 1997. The increase was principally due to the amortization of certain non-recurring costs associated with the Recapitalization offset by decreases in certain employee compensation and benefit costs.


         Selling and Distribution Expense. Selling and distribution expense increased $2.7 million or 7.2% to $39.3 million for the nine months ended September 30, 1998 from $36.6 million for the nine months ended September 30, 1997. The increase was primarily the result of increased sales volume as well as increased sales-based advertising expense offset by decreases in distribution expense due to the rationalization of certain warehouses and a reduction in commission expense resulting from modifications in the Company's sales commission program.

         Non-cash Compensation Charge. The third quarter of 1997 non-cash compensation charge of $4.2 million relates to the acceleration of the vesting of certain restricted stock awards granted to a former management employee upon separation from the Company.


         Other Income (Expense), Net. Other income, net was $0.6 million for the nine months ended September 30, 1998 compared to other (expense), net of $(14.3) million for the nine months ended September 30, 1997. The difference was primarily attributable to the $4.5 million net gain incurred on the MIICA Insurance Transfer in the first quarter of 1998; a $3.7 million decrease in the amount of pre-tax impairment losses recorded by MIICA relating to certain insurance fund investments; and a $8.4 million decrease in the amount of losses on securities sold by MIICA. Offsetting the 1998 increase was $1.1 million of costs associated with the accounts receivable sales program under the Receivables Purchase Agreement instituted in the second quarter of 1998.

         Interest Expense. Interest expense increased $19.4 million to $23.8 million for the nine months ended September 30, 1998 from $4.4 million for the nine months ended September 30, 1997. The increase was primarily due to increased debt resulting from the Recapitalization.


         Income Tax. During the third quarter of 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax provision for the quarter ended September 30, 1998 includes an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis. The difference between the customary relationship of pretax income and income tax expense for the nine months ended September 30, 1998 was primarily due to a valuation allowance for capital losses. The difference between the customary relationship of pretax loss and income tax benefit for the nine months ended September 30, 1997 was due to the non-cash compensation charge which was not deductible for income tax purposes.

         Net Income (Loss). Net loss was $0.1 million for the nine months ended September 30, 1998 compared to net income of $1.5 million for the nine months ended September 30, 1997 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash flows provided by operating activities were $26.4 million for the nine months ended September 30, 1998 compared to $8.5 million for the nine months ended September 30, 1997. The increase is primarily attributable to decreased operating working capital (accounts receivable, undivided interest in accounts receivable, refundable income taxes, inventories, accounts payable and accrued liabilities).

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


IMPACT OF THE YEAR 2000

         The Year 2000 issue arises because many computer hardware and software systems use only the last two digits to represent a year. As a result, these systems may not properly process dates beyond 1999 which could cause errors in information or system failures. If the Company's computer systems do not correctly recognize and process date information beyond the year 1999, the Year 2000 issue could have a material adverse impact on the operations of the Company.

         The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based upon inherently uncertain information. The cost of the Year 2000 project and the date upon which the Company plans to complete its internal modifications are based upon management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. Although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that these estimates and timetable will be achieved and actual results could differ materially from those anticipated.

         In addition, the Company relies upon the computer systems of certain third parties such as customers, suppliers and financial institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

         State of Readiness. In 1996, the Company commenced a program intended to mitigate and prevent the adverse effect of the Year 2000 issue. This program consists of the following phases:

                  AWARENESS PHASE-development of a detailed strategic approach to address the Year 2000 issue;

                  ASSESSMENT PHASE-an assessment of all computer systems, software, building infrastructure components and equipment with embedded technology to identify each item that will require date code remediation and an assessment and certification of third parties' Year 2000 compliance;

                  REMEDIATION PHASE-implementation of code enhancements, hardware and software upgrades, system replacements, vendor and customer assurances, contingency planning and other associated changes; and

                  VALIDATION PHASE-testing of systems for Year 2000 readiness.

         The Awareness and Assessment Phases have been completed. The Company expects the Remediation Phase to be substantially completed by the end of the second quarter of 1999. The Company's Remediation Phase consists of numerous individual projects that vary in size, materiality and importance. Approximately two thirds of the projects currently identified have been completed while the remaining one third are in process. With respect to those projects involving embedded systems (non-information technology processes), the appropriate end-users are evaluating and modifying those systems as required, in some instances in conjunction with the vendors of these products. In addition, the certification of third parties' Year 2000 readiness efforts by the Company is ongoing with the expectation that this process will also be substantially complete by the end of the second quarter of 1999. Appropriate measures to minimize risk with critical suppliers and business partners will attempt to be undertaken. However, there can be no guarantee that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

         Costs. The Company expects to primarily utilize internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be approximately $1.5 million and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of September 30, 1998 approximately $0.9 million of the estimated project costs have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as additional remediation and testing efforts progress.

         Risks. The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, including failure of utilities, competition for skilled personnel and disruption of Company operations due to system failures or operational failures of third parties. With respect to risks associated with the Company's computer systems and equipment, management believes that it will be able to make the necessary modifications and conversions in advance of the Year 2000. With respect to risks associated the failure of computer systems or equipment of third parties, the Company could experience a material adverse impact on its operations if such third parties fail to make timely conversions or modifications. The most serious impact on Company operations in this regard would result if basic services such as telecommunications, electric power and financial services were disrupted.

         Contingency Plans. The Company is in the process of developing business resumption contingency plans specific to the Year 2000. These plans will address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or third party failure. Management estimates that these contingency plans will be developed by the end of the second quarter of 1999.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

           Not applicable.





PART II-OTHER INFORMATION

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


Item 6. Exhibits and Reports on Form 8-K


                (a)        Exhibits:


                           10.1     Third Amendment to the Werner Holding Co.
                                    (DE), Inc. Employee Savings Plan

                           10.2 Third Amendment to the Retirement Plan for Salaried Employees of Werner Holding Co.
                                    (DE), Inc.

                           10.3 Second Amendment to the Pension Plan for Certain Hourly Bargaining Unit Employees of Werner Co.

                           27.1     Financial Data Schedule


                (b)        Reports on Form 8-K: None

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WERNER HOLDING CO. (DE), INC.



Date:  November 16, 1998             By: /s/ E. P. Norris
                                         -----------------
                                     E. P. Norris
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)