Form 10-K405
period 1998-12-31
WERNER HOLDING CO INC /DE/
filed 1999-03-31
CIK 1056112

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                  (Fee Required)
                   For the fiscal year ended December 31, 1998
                                        or
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                (No Fee Required)

         For the transition period from _____________ to ____________

                         COMMISSION FILE NUMBER 333-46607

                         WERNER HOLDING CO. (DE), INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                     25-1581345
     (State or other jurisdiction of              (IRS Employer Identification No.)
      incorporation or organization)

   1105 NORTH MARKET STREET, SUITE 1300
           WILMINGTON, DELAWARE                                 19899
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (302) 478-5732

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                                 Not applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of December 31, 1998, there were 1,000 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Item 1.   Business                                                           1
Item 2.   Properties                                                         5
Item 3.   Legal Proceedings                                                  5
Item 4.   Submission of Matters to a Vote of Security Holders                6

                                    PART II
Item 5.   Market for Company's Common Equity and Related Stockholder
          Matters                                                            7
Item 6.   Selected Financial Data                                            7
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10
Item 8.   Financial Statements and Supplementary Data                       18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          52

                                    PART III
Item 10.  Directors and Executive Officers of the Company                   52
Item 11.  Executive Compensation                                            54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                        59
Item 13.  Certain Relationships and Related Transactions                    61

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K                                                               62
Signatures                                                                  67

                            ------------------------

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements which include, among other things, discussions of the Company's (as defined) business and results of operations, position in its industries, future operations, liquidity and capital resources, as well as, the impact of the Year 2000 and the Company's plans to address the Year 2000 issue. These forward-looking statements are based upon estimates and assumptions made by management of the Company that although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements and estimates. No assurance can be given that any of such statements or estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.
                            ------------------------

The information presented in this Annual Report on Form 10-K relates to Werner Holding Co. (DE), Inc. (the "Registrant"), the Registrant's parent company Werner Holding Co. (PA), Inc. ("Holding"), and Werner Co., a Pennsylvania corporation and the Registrant's wholly-owned subsidiary ("Werner"). Holding, a Pennsylvania corporation, has no substantial operations or assets other than its investment in the Registrant. As used herein and except as the context otherwise may require, the "Company" means Holding, the Registrant, Werner and all of their consolidated subsidiaries.
                            ------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Werner Holding Co. (DE), Inc. is a Delaware corporation, incorporated in 1988, that through its subsidiary, Werner Co., is engaged in the manufacture and sale of climbing products and aluminum extruded products. Management believes that Werner is the nation's largest manufacturer and marketer of ladders and other climbing products. Werner's climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has a nearly 50-year history, and management believes Werner is the most recognized name by both professional and consumer end-users of climbing products. The Company sells its products through a variety of distribution channels, such as home improvement retailers, hardware dealers, professional supply houses and specialty wholesale distributors. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

     The Recapitalization. On October 8, 1997, Holding entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (such affiliates and investors are collectively referred to as the "Investors"). Pursuant to the Recapitalization Agreement on November 24, 1997 (the "Recapitalization Closing Date"), Holding amended and restated its Articles of Incorporation pursuant to which all of Holding's issued and outstanding capital stock was reclassified. On the Recapitalization Closing Date, Holding then redeemed certain shares of the reclassified stock (representing approximately 85% of the then outstanding shares of Holding) for cash totaling in the aggregate approximately $330.7 million and the right to receive upon certain conditions, an additional, one-time, lump sum payment (the "Market Participation Right"). In addition, on the Recapitalization Closing Date, Holding sold to the Investors shares of the newly created Class C, D and E Common Stock of Holding for approximately $122.7 million (the "Cash Equity Investment"). The foregoing transactions are collectively referred to herein as the "Recapitalization". As a result of the Recapitalization, the pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of Holding and the Investors own approximately 67% of the outstanding voting equity of Holding. Financing for the Recapitalization, together with the repayment of certain existing indebtedness of the Company was funded by (i) the Cash Equity Investment, (ii) the offering of $135.0 million principal of 10% Senior Subordinated Notes due 2007 of the Registrant (the "Notes") and (iii) $186.5 million of borrowings under a $320.0 million secured senior credit facility with a syndicate of banks and financial institutions which included two term loans, a revolving credit loan and a receivables line of credit (collectively, the "Senior Credit Facility").

     The MIICA Insurance Transfer. Prior to March 31, 1998, the Company operated Manufacturers Indemnity and Insurance Company of America ("MIICA") as a Colorado captive insurance company to provide product liability, workers compensation and environmental insurance to Holding and its subsidiaries. In the first quarter of 1998, the Company undertook an extensive evaluation of the cost and efficiency of providing such insurance through MIICA and determined to obtain coverage from an external commercial insurance company. On March 31, 1998, the Company entered into an arrangement with a commercial insurance provider under which MIICA transferred its outstanding product and workers compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider in exchange for the payment of approximately $42.4 million (collectively, the "MIICA Insurance Transfer"). The Company paid this amount from the proceeds of the liquidation of a substantial portion of MIICA's insurance fund investments. Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all MIICA's product and workers compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75 million. Holding has agreed to indemnify the commercial insurance company for losses in excess of this limit.

     In conjunction with the MIICA Insurance Transfer, the Company obtained product liability and workers compensation insurance coverage for such losses which occur on or after April 1, 1998 from an external commercial insurance company. The Company believes that this insurance coverage is adequate for its current and future anticipated business needs.

     As a result of the MIICA Insurance Transfer, on July 8, 1998 the Company discontinued the operations of and dissolved MIICA.

     Subsidiary Consolidation. In the second quarter of 1998, the Company undertook a review of the desirability and necessity of operating through all of the Registrant's direct and indirect subsidiaries, including certain of those subsidiaries who have guaranteed the Notes (the "Subsidiary Guarantors"). As a result of this review, the Registrant determined to consolidate a number of its direct and indirect subsidiaries through mergers into the Registrant or Werner. On May 14, 1998, R.D. Arizona Ladder Corp. was merged with Werner, with Werner remaining as the surviving corporation. On June 30, 1998, Ardee Investment Co., Inc. and Werner Financial Inc. merged with Werner Financial Inc., with Werner Financial Inc. remaining as the surviving corporation. Werner Financial Inc. was then merged with the Registrant with the Registrant remaining as the surviving corporation. In addition, on June 30, 1998, the following subsidiaries of the Registrant were merged with Werner, with Werner remaining as the surviving corporation: Phoenix Management Services, Inc.; Werner Management Co.; Florida Ladder Company; Kentucky Ladder Company and Gold Medal Ladder Company. On December 31, 1998, Olympus Properties, Inc. was merged with Werner, with Werner remaining as the surviving corporation. This consolidation of the Registrant's subsidiaries was permitted under the Senior Credit Facility and the Indenture governing the Notes and has no impact upon holders of the Notes or the consolidated results of operations of the Company.

DESCRIPTION OF THE BUSINESS

     The Company operates in two business segments, Climbing Products and Extruded Products.

  Climbing Products

     Werner manufactures approximately 1,500 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner brand name. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders; (ii) extension, straight, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company's climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, the Company is a leader in the climbing products industry.

     The Company's sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company's climbing products are sold directly and through approximately 50 independent, commissioned manufacturers representative organizations, which sell to three major distribution channels: (i) retail, (ii) hardware and (iii) professional. The Company's sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

  Extruded Products

     The Company is also a manufacturer of lineal extruded products and highly-engineered fabricated parts. The Company targets extruded products customers who require special metallurgy, tight tolerances, unusual shapes, painting, finishing and fabrication requirements. Werner has implemented sophisticated quality systems, and has been awarded ISO-9002 and QS-9000 certifications by Underwriters Laboratories.

     Werner sells aluminum extrusions to customers in the automotive, electronics, architectural and construction industries who use them in a broad range of products including garage door openers, bicycle frames, pneumatic cylinders, material handling systems, electrical connectors, curtain walls and office partitions.

     The Company's extruded products sales organization is supplemented by approximately 15 independent manufacturer's representative organizations. The Company operates on a "make-to-order" basis with most customers.

SEGMENTS

     See Note O entitled "Segment Information" in the Notes to Consolidated Financial Statements which is incorporated herein by reference.

RAW MATERIALS AND SUPPLIERS

     The Company is a major consumer of aluminum and has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. The Company has contracts to provide most of its estimated aluminum requirements with six principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. Five of these contracts will be renegotiable in 1999 and one will be renegotiable in 2001. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company's operations.

     To hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements, the Company utilizes futures contracts. The Company's practice is not to hold derivative commodity instruments, including aluminum futures contracts, for trading purposes. These futures contracts are placed with established metal brokers and range from three to fifteen months in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

     The Company also has contracts to purchase the basic materials required for fiberglass pultrusion with its principal suppliers, which contracts are typically one to three years in length. The Company has several alternative sources for these basic materials and does not believe that any one of these contracts is material to the operations of the Company.

PATENTS, TRADEMARKS AND LICENSES

     The Company has over 50 patents worldwide. Werner's patents have remaining terms ranging from 1 to 17 years. The Company believes that its patents are important to its business operations but does not believe that the expiration or loss of any of its patents would have a material adverse effect on the Company. The Company also owns a number of trademarks, including Ladder Power(R), Certified Werner Ladder Sales Expert(R) and Pro-Master Fiberglass Ladders(R). The Company believes that its trademarks and its licenses are important to its business operations, but does not believe that the expiration or loss of any trademark or license would have a material adverse effect on the Company.

SENSITIVITY TO ECONOMIC CYCLES AND WEATHER CONDITIONS

     A significant percentage of the Company's sales of climbing products is attributable to new residential and nonresidential constructions in the United States, which are affected by such cyclical factors as interest rates, inflation, consumer spending habits and employment. Similarly, a significant percentage of the Company's sales of extruded products is attributable to the new and used automobile and automobile parts markets, which are also affected by such cyclical factors. Sales of climbing equipment are also sensitive to prevailing weather conditions. Unusually severe weather can reduce or defer sales of climbing products by delaying elective home maintenance and discouraging do-it-yourself projects, which account for a growing portion of the Company's sales.

BACKLOG

     Due to the Company's ability to quickly meet production orders and its production forecasting systems, the Company has no significant backlog in climbing products. Most extruded products are produced on a make-to-order basis.

COMPETITION

     Management estimates that, while it is the largest U.S. producer of climbing products, there are approximately 15 principal competitors in 1998. The Company competes in its climbing products segment on the basis of the variety and quality of its climbing products and its customer service.

     In its extruded products business, the Company competes with integrated primary aluminum producers, large independent producers and numerous small independent producers located throughout the United States. The Company competes in its extruded products segment on the basis of its specialized extrusion capabilities, customer service and price.

     Some of the Company's competitors in the climbing products and the extruded products markets have greater financial resources and are less leveraged than the Company. Some of the Company's extruded products competitors are larger than the Company.

EMPLOYEES

     The Company had approximately 2,700 employees as of December 31, 1998. Of the hourly employees, approximately 1,400 are covered by six collective bargaining agreements, five of which expire in 2000 and one of which expires in 2002. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are good at all of its facilities.

DEPENDENCE ON KEY CUSTOMERS

     The Company's 10 largest customers accounted for approximately 50% of the Company's 1998 total net sales. The Company's two largest climbing products customers, The Home Depot, and Lowe's accounted for approximately 21% and 11%, respectively, of the Company's 1998 total net sales. The Company does not have contractual agreements for the supply of products with most of its climbing products customers. The loss of certain key customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. No extruded products customer accounts for more than 10% of the Company's 1998 total net sales.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 1998 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

ITEM 2. PROPERTIES.

     The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistent with the Company's plans and do not have substantial excess capacity. Werner's corporate headquarters offices are located at 93 Werner Rd., Greenville, Pennsylvania 16125. The Company's principal facilities consist of the following:

                                                                        OWNED/            APPROX.
          LOCATION                       PRINCIPAL USE             LEASE EXPIRATION    SQUARE FOOTAGE
          --------                       -------------             ----------------    --------------
Greenville, PA..............  Office, Manufacturing, Distribution         Owned           640,000
Franklin Park, IL...........  Manufacturing, Distribution                 Owned           672,000
Anniston, AL................  Manufacturing, Distribution                 Owned           410,000
Carrolton, KY...............  Manufacturing, Distribution                 Owned(1)        200,000
Union City, CA..............  Warehouse                                10/31/00            38,600
Bell, CA....................  Warehouse                                 4/30/01            39,100
Phoenix, AZ.................  Warehouse                                 9/30/00            18,500
Dallas, TX..................  Warehouse                                 6/30/99            16,480
Houston, TX.................  Warehouse                                 2/28/01            40,000
Jefferson, LA...............  Warehouse                                 4/30/00             7,800
Greensboro, NC..............  Warehouse                                 4/30/01            15,200
Maryland Hgts., MO..........  Warehouse                                 9/30/00             8,700
Franklin Park, IL...........  Warehouse                                 7/31/99           100,000
Minneapolis, MN.............  Warehouse                                 8/31/00            11,900
Anniston, AL................  Warehouse                                 2/28/00            75,000

---------------

(1) Subject to Variable Rate Industrial Building Revenue Bonds due 2015 issued by the County of Carroll, Kentucky.

     The Company's facilities at Greenville, PA, Franklin Park, IL, and Anniston, AL serve both the climbing products and extruded products segments of its business. All other facilities primarily serve the climbing products segment of the Company's business.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, covered by insurance or adequately reserved for, and will not have a material adverse effect on its financial condition or results of operations.

     In addition, in March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding. Defendants include the Management Shareholders, former company officers Richard L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding, the Registrant and certain of its subsidiaries including, Werner Co. The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee has recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding. Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appear to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. Management believes that the ultimate resolution of this lawsuit will not have material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Registrant's common stock. As of December 31, 1998 all of the issued and outstanding shares of the Registrant's common stock were held by Holding. Except with respect to the Recapitalization, no dividends were paid by the Registrant in 1997 and 1998. The Senior Credit Facility and the Indenture governing the Notes limit the Company's ability to pay dividends on its capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is that of Holding, the Registrant's parent company. Holding is a guarantor of the Notes and has no substantial operations or assets other than its investment in the Registrant. As a result, the consolidated financial condition and results of operations of Holding are substantially the same as those of the Registrant. This table contains selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of Holding. The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                     FISCAL YEARS ENDED DECEMBER 31
                                               ------------------------------------------
                                                1998     1997     1996     1995     1994
                                               ------   ------   ------   ------   ------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                AMOUNTS)
OPERATING DATA:
  Net sales..................................  $436.1   $416.3   $366.9   $336.0   $328.8
  Cost of sales                                 322.5    303.4    268.0    251.4    243.9
                                               ------   ------   ------   ------   ------
     Gross profit............................   113.6    112.9     98.9     84.6     84.9
  General and administrative expenses(a).....    31.6     27.6     23.8     22.2     19.4
  Selling and distribution expenses..........    50.2     49.1     47.9     47.2     38.0
  Recapitalization expense(b)................      --     22.7       --       --       --
  Non-cash compensation charge(c)                  --     78.5       --       --       --
                                               ------   ------   ------   ------   ------
  Operating profit (loss)....................    31.8    (65.0)    27.2     15.2     27.5
  MIICA investment gains (losses)(d).........    (1.5)   (14.6)     9.5      1.3     (4.0)
  Other income (expense), net................     2.2     (1.2)     0.2      2.7      1.1
                                               ------   ------   ------   ------   ------
  Income (loss) before interest and taxes....    32.5    (80.8)    36.9     19.2     24.6
  Interest expense(e)........................    30.6      9.0      7.5      7.2      5.5
                                               ------   ------   ------   ------   ------
  Income (loss) before provision for income
     taxes...................................     1.9    (89.8)    29.4     12.0     19.1
  Income taxes...............................     1.8      0.7     10.0      5.1      7.8
                                               ------   ------   ------   ------   ------
  Income (loss) before extraordinary
     charge..................................     0.1    (90.5)    19.4      6.9     11.3
  Extraordinary charge(f)....................      --       --       --      0.6       --
                                               ------   ------   ------   ------   ------
  Net income (loss)..........................  $  0.1   $(90.5)  $ 19.4   $  6.3   $ 11.3
                                               ======   ======   ======   ======   ======

                                                     FISCAL YEARS ENDED DECEMBER 31
                                               ------------------------------------------
                                                1998     1997     1996     1995     1994
                                               ------   ------   ------   ------   ------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                AMOUNTS)
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and equivalents.......................  $  9.4   $  3.1   $  1.0   $  0.6   $  0.1
  Insurance fund investments(g)..............      --     58.6     80.9     68.2     46.1
  Working capital............................    54.0     30.1     49.2     59.4     42.5
  Total assets...............................   212.8    288.2    261.2    234.6    199.8
  Reserve for product liability and workers'
     compensation claims (including
     current)(g).............................    14.3     49.6     45.3     41.5     36.7
  Total debt (including current
     maturities).............................   279.9    322.5     83.4     83.5     60.4
  Common shareholders' equity (deficit)(h)...  (154.4)  (153.7)    75.1     62.1     49.8
OTHER FINANCIAL DATA:
  Cash flow provided by (used in) operating
     activities..............................  $ 51.8   $ 17.2   $ 19.5   $ (1.4)  $ 18.3
  Cash flows used in investing activities....    (2.6)    (3.6)   (15.8)   (18.9)   (11.1)
  Cash flows (used in) provided by financing
     activities..............................   (42.9)   (11.5)    (3.3)    20.8    (15.0)
  Depreciation and amortization(i)...........    17.5     11.2      9.1      7.7      7.0
  Capital expenditures.......................     8.9     11.7     13.0     12.5      8.1
  Dividends declared per share...............      --    10.50    11.25    10.20    14.75
  EBITDA(j)..................................    51.5    (69.6)    46.0     26.9     31.6

         See Notes to Selected Consolidated Historical Financial Data.

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

                             (DOLLARS IN MILLIONS)

(a) General and administrative expenses in 1998 include $6.6 of amortization of certain non-recurring expenses associated with the Recapitalization.
(b) Represents Recapitalization expense of $22.7 consisting of investment banker fees, transaction fees, legal and accounting fees, transaction bonuses paid to certain Company employees and other miscellaneous costs incurred in connection with the Recapitalization.
(c) Reflects the non-recurring non-cash compensation charge (and a corresponding credit to shareholders' equity) of $78.5 associated with (a) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted
     Pre-Recapitalization Class B Stock previously granted to certain key management employees; (b) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to a former key management employee upon his separation from the Company; and (c) changes in the terms of the plan under which such stock was granted.
(d)  1998 includes three months of MIICA investment losses
     (January 1, 1998 through March 31, 1998, the date of the
     MIICA Insurance Transfer).
(e) Reflects a full year of interest expense in 1998 on the debt incurred to finance the Recapitalization.
(f) Reflects expenses incurred in regard to the early extinguishment of debt, net of income tax benefits of $0.4.
(g)  Decreases in 1998 are primarily due to the MIICA Insurance
     Transfer which occurred on March 31, 1998.
(h) The shareholders' deficit at December 31, 1997 was the result of the Recapitalization and the recording of related expenses, net of income tax benefits. In connection with the Recapitalization, the Investors made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company.
(i) Depreciation and amortization is comprised of the following components in 1998: depreciation of property, plant and equipment, $8.5; amortization of certain non-recurring expenses associated with the Recapitalization, $6.6; and other amortization, $2.4. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.
(j) EBITDA represents earning before interest, income taxes, depreciation and amortization. EBITDA for 1998 also excludes
     $1.5 million of accounts receivable securitization expense.
     EBITDA is presented because it is commonly used by certain investors to analyze and determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flows data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.
     EBITDA for 1997 includes: (a) the non-recurring non-cash compensation charge of $78.5; (b) Recapitalization expense of $22.7 and other non-recurring adjustments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Consolidated Historical Financial Data," and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K.

GENERAL

     Werner is a manufacturer and marketer of ladders and other climbing products. The Company also manufactures and sells aluminum extruded products and more complex fabricated components.

     The Recapitalization. Pursuant to the Recapitalization Agreement, on November 24, 1997, the Company (a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified,
(b) redeemed for cash certain shares of the reclassified stock totaling $330.7 million and (c) sold to the Investors shares of new created Class C, D and E Common Stock of the Company totaling $122.7 million. As a result of the Recapitalization, the Pre-Capitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

     Recapitalization Financing. The Recapitalization was funded by (a) $186.5 million of borrowings under the Senior Credit Facility, (b) the issuance of $135.0 million of Notes and (c) proceeds from the sale of certain shares of the Company's stock to the Investors.

     Recapitalization Accounting. The transaction was accounted for as a recapitalization and as such, the historical basis of the Company's assets and liabilities was not affected. Recapitalization related costs totaling $22.7 million were expensed and reflected as a component of operating income in 1997.

     The MIICA Insurance Transfer. In the first quarter of 1998, the Company obtained commercial insurance coverage for its product liability and workers' compensation claims as opposed to providing insurance for such claims through MIICA, the Issuer's captive insurance subsidiary. On March 31, 1998 the Company entered into the MIICA Insurance Transfer pursuant to which a commercial insurance provider agreed to assume product liability and workers' compensation losses which occurred on or before March 31, 1998 and to extinguish the Company's liability in regard to such losses. The Company paid approximately $42.4 million for this insurance coverage from the proceeds of the liquidation of certain of MIICA's insurance fund investments. Immediately prior to the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47.5 million. As a result of the MIICA Insurance Transfer the Company recognized a gain of approximately $4.5 million, which is included in other income (expense), net. Such gain is net of costs incurred to discontinue the operations of MIICA. MIICA was dissolved in the third quarter of 1998. The Company has also obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after April 1, 1998.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales increased $19.8 million, or 4.8%, to $436.1 million for 1998 from $416.3 million for 1997.

     Net sales of climbing products increased $15.8 million, or 5.0%, to $330.0 million in 1998 from $314.2 million in 1997. This increase was primarily due to increased sales volume in both fiberglass and aluminum climbing products, which was achieved through the ongoing successful growth of the Com-pany's customer base, new product development and increased marketing efforts, particularly to large home improvement retailers.

     Net sales of extruded products increased $4.0 million, or 3.9%, to $106.1 million for 1998 from $102.1 million for 1997. The increase is due to growth of extrusions sold to customers in the building products and transportation sectors.

     Gross Profit. Gross profit increased slightly to $113.6 million for 1998 from $112.9 million for 1997. Gross profit margin was 26.1% for 1998 and 27.1% for 1997, reflecting general market conditions.

     General and Administrative Expense. General and administrative expense increased $4.0 million, or 14.4%, to $31.6 million for 1998 from $27.6 million for 1997. This increase was primarily due to the amortization of certain non-recurring costs associated with the Recapitalization of $6.6 million offset by decreases in certain costs of $2.6 million.

     Selling and Distribution Expense. Selling and distribution expense increased only $1.1 million, or 2.2%, to $50.2 million for 1998 from $49.1 million for 1997.

     Non-Cash Compensation Charge. A non-cash compensation charge of $78.5 million, primarily relating to the accelerated vesting of Pre-Recapitalization Class B Stock in connection with the Recapitalization, was recorded in 1997.

     Operating Profit (Loss). Operating profit increased $96.8 million to $31.8 million for 1998 from an operating loss of $65.0 million in 1997. Operating profit of the Climbing Products segment decreased $1.3 million or 3.5% to $37.1 million in 1998 from $38.4 million in 1997. This decrease was primarily attributable to increases in sales-based advertising and promotional expense. Operating profit of the Extruded Products segment increased $0.9 million or 14.9% to $6.9 million from $6.0 million in 1997. This increase was primarily attributable to the growth of extrusions sold to customers in the building and transportation sectors. The remaining increase in operating profit of $97.2 million between 1998 and 1997 was primarily the result of the Recapitalization expense and the non-cash compensation charge incurred in 1997.

     Other Income (Expense), Net. Other income (expense), net decreased by $16.5 million from net expense of $15.8 million for 1997 to net income of $0.7 million in 1998. The decrease in expense is primarily attributable to a decrease of $13.1 million in MIICA investment losses, between 1998 and 1997, and the gain of $4.5 million recognized on the MIICA Insurance Transfer offset by provisions for remaining MIICA assets and other expenses.

     Interest Expense. Interest expense increased $21.6 million to $30.6 million for 1998 from $9.0 million for 1997. The increase was primarily due to the additional interest on the debt resulting from the Recapitalization.

     Income Taxes. Income taxes increased $1.1 million to $1.8 million for 1998 from $0.7 million for 1997. This increase was primarily due to: an increase in taxable income in 1998 as compared to the year ended 1997 due to the inclusion in 1997 of charges associated with the Recapitalization; the inclusion in 1997 of the non-cash compensation charge of $78.5 million which was not deductible for income tax purposes; and an increase of $1.7 million in the valuation allowance in 1998 relating to the realization of certain deferred tax assets.

     Net Income. Net income was $0.1 million for 1998 compared to a net loss of $90.5 million for 1997. The change was due to a combination of the above factors.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased $49.4 million, or 13.5%, to $416.3 million for the year ended December 31, 1997 from $366.9 million for the year ended December 31, 1996.

     Net sales of climbing products increased $36.9 million, or 13.3%, to $314.2 million for the year ended December 31, 1997 from $277.3 million for the year ended December 31, 1996. The increase in net sales of climbing products was primarily due to significant growth in the volume of fiberglass and aluminum step and extension ladders sold, particularly to large home improvement retailers.

     Net sales of extruded products increased $12.5 million, or 14.0%, to $102.1 million for the year ended December 31, 1997 from $89.6 million for the year ended December 31, 1996. This increase was primarily due to an increase in sales volume. Sales volume in the year ended December 31, 1996 was adversely impacted by the Company's strategic repositioning plan initiated in 1995.

     Gross Profit. Gross profit increased $14.0 million, or 14.2%, to $112.9 million for the year ended December 31, 1997 from $98.9 million for the year ended December 31, 1996. This increase was primarily due to increased sales volume, as described above, partially offset by the higher cost of wood raw materials. Gross profit margin for the year ended December 31, 1997 and 1996 was 27.1% and 27.0%, respectively.

     General and Administrative Expense. General and administrative expense increased $3.8 million, or 16.0%, to $27.6 million for the year ended December 31, 1997 from $23.8 million for the year ended December 31, 1996. This increase was primarily due to $2.2 million in non-recurring retirement bonuses.

     Selling and Distribution Expense. Selling and distribution expense increased $1.2 million, or 2.5%, to $49.1 million for the year ended December 31, 1997 from $47.9 million for the year ended December 31, 1996. This increase was primarily the result higher variable expenses due to increased sales volume. For the year ended December 31, 1997, selling and distribution expense as a percentage of net sales decreased to 11.8% from 13.1% for the year ended December 31, 1996. This decrease was primarily due to reduced costs resulting from the closing of the Youngstown, OH warehouse as well as lower commissions paid to the Company's manufacturers' representatives resulting from a change in the Company's commission plan in the third quarter of 1997.

     Operating Profit (Loss). Operating profit decreased $92.2 million from an operating profit in 1996 of $27.2 million to an operating loss in 1997 of $65.0 million. Operating profit of the Climbing Products segment increased $8.2 million or 27.1% to $38.4 million in 1997 from $30.2 million in 1996. This increase was primarily attributable to sales volume increases offset by increases in sales based advertising and promotional expenses. Operating profit of the Extruded Products segment increased $1.7 million or 38.3% to $6.0 million in 1997 from $4.3 million in 1996. This increase was primarily attributable to sales volume increases. Sales volumes in 1996 were adversely impacted by the Company's strategic repositioning plan initiated in 1995. The remaining decrease in operating profit of $102.1 million between 1997 and 1996 was primarily the result of the Recapitalization expense and non-cash compensation charge incurred in 1997.

     Non-Cash Compensation Charge. The non-recurring non-cash compensation charge (and a corresponding credit to shareholders' equity) of $78.5 million in 1997 represents non-recurring charges in connection with the Recapitalization as follows: (a) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to certain key management employees; (b) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to a former key management employee resulting from a change in terms of such stock upon his separation from the Company; and (c) changes in the terms of the plan under which such stock was granted.

     Other Income (Expense), Net. Other income (expense), net decreased $25.5 million to ($15.8) million for the year ended December 31, 1997 compared to $9.7 million for the year ended December 31, 1996. This change was primarily due to $14.6 million of investment losses incurred by MIICA during the year ended December 31, 1997 as compared to MIICA investment income of $9.5 million for the year ended December 31, 1996. The losses for the year ended December 31, 1997 were primarily due to losses of approximately $8.8 million on special expiration price options (trading securities) resulting from either selling or exercising such options or by allowing them to expire and approximately $9.9 million of losses relating to the write-down for the other than temporary decline in market value of certain investments classified as available-for-sale.

     Interest Expense. Interest expense increased $1.5 million to $9.0 million for the year ended December 31, 1997 from $7.5 million for the year ended December 31, 1996. The increase was primarily due to the additional interest on the debt resulting from the Recapitalization.

     Income Taxes. Income taxes decreased $9.3 million to $0.7 million for the year ended December 31, 1997 from $10.0 million for the year ended December 31, 1996. This decrease was primarily due to lower taxable income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to charges associated with the Recapitalization and increased interest expense. Additionally, during the year ended December 31, 1997 the Company recorded a non-cash compensation charge of $78.5 million which was not deductible for income tax purposes.

     Net Income (Loss). The net loss for 1997 was $90.5 million, a $109.9 million decrease from net income of $19.4 million for 1996. The net loss for 1997 includes (on a pretax basis) a non-cash compensation charge of $78.5 million, Recapitalization expense of $22.7 million and $14.6 million of investment losses attributable to MIICA, all of which are discussed above. For 1996, net income includes pretax investment income attributable to MIICA of $9.5 million. Excluding the after tax effect of these items, net income increased $2.9 million or 22.0% to $16.1 million for 1997 from $13.2 million for 1996. This increase was primarily due to the increase in sales and gross profit described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred a significant amount of indebtedness in connection with the Recapitalization. At December 31, 1998, the Company had approximately $279.9 million of consolidated indebtedness, including $131.4 million of indebtedness, net of the original issue discount, pursuant to the Notes, and $143.5 million of borrowings under the Senior Credit Facility. The Senior Credit Facility provides for $145.0 million of Term Loan Facilities, and a $100.0 million Revolving Facility. At December 31, 1998 $94.2 million was available for borrowing under the Revolving Facility.

     In May 1998, the Company entered into a five-year $50.0 million receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement") and refinanced outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. As of December 31, 1998, the Company sold $66.3 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $46.3 million. As of December 31, 1998, an additional $21.5 million of financing is available under the Receivables Purchase Agreement.

     The Company satisfies its debt service requirements and meets its operating, working capital and capital expenditure needs through a combination of operating cash flow and funds available under the Senior Credit Facility and the Receivables Purchase Agreement.

     In connection with the Recapitalization, the Company refinanced all of its existing debt except for the Variable Rate Demand Industrial Building Revenue Bonds due 2015 (the "IRBs") with the proceeds from the Notes, and the Senior Credit Facility.

     Net cash flows from operating activities increased $34.6 million to $51.8 million for the year ended December 31, 1998 from $17.2 million for the year ended 1997. This is primarily attributable to: the decrease in operating working capital (receivables, inventory, accounts payable and accrued expenses) of $9.3 million; the decrease in the payment of product liability and workers' compensation claims of $7.3 million; and the net proceeds from the sale of accounts receivable under the Receivables Purchase Agreement of $20.0 million. Operating working capital also primarily decreased as a result of this sale of receivables. The payment of product liability and workers' compensation claims decreased as a result of the MIICA Insurance Transfer. Net cash flows from operating activities decreased $2.3 million to

$17.2 million for the year ended December 31, 1997 from $19.5 million for the year ended December 31, 1996. This is primarily attributable to the increase in operating profit (exclusive of the non-cash compensation charge and Recapitalization expenses in 1997) from 1996 to 1997, which was more than offset by the increase in operating working capital of $14.8 million and the 1997 payment of supplemental retirement bonuses of $2.2 million. Operating working capital generally increased as a result of the growth in sales. Cash flow used in investing activities decreased $1.0 million to $2.6 million in 1998 from $3.6 million in 1997. This decrease was due primarily to a decrease in capital expenditures of $1.7 million. Cash flow used in investing activities decreased $12.2 million to $3.6 million in 1997 from $15.8 million in 1996. This decrease was due primarily to an increase in the sales of the debt and equity securities of MIICA in connection with its process of realigning its investment portfolio, as well as the Company's sale of real estate and a reduction in capital expenditures.

     The Company's ability to make scheduled payments of principal ($1.5 million for each of the years 1999 through 2001), or to pay interest (expected to range from $24.7 million to $25.3 million annually for years 1999 to 2001, assuming current interest rates), if any, on, or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or finance acquisitions, will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flows from operations or that future borrowings will be available under the Senior Credit Facility and the Receivable Purchase Agreement in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions.

     In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

Capital Expenditures

     The Company's capital expenditures were $8.9 million, $11.7 million and $13.0 million, in 1998, 1997 and 1996, respectively. Approximately $3 million to $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $20 million in 1999 for various capital projects, including quality enhancement, cost improvement, efficiency improvement, and increased capacity.

Seasonality, Working Capital and Cyclicality

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity, and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

Raw Material Costs and Inflation

     The rate of inflation over recent years has been relatively low and has not had a significant effect on the Company's results of operations. The Company purchases aluminum, glass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See "Business -- Raw Materials and Suppliers".

YEAR 2000 READINESS PROGRAM

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

     The following discussion of the Company's Year 2000 Readiness Program contains numerous forward-looking statements based upon inherently uncertain information. The cost of the Year 2000 project and the date upon which the Company plans to complete its internal modifications are based upon management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. Although management believes it will be able to make the necessary modifications in advance, there can be no assurance that these estimates and timetable will be achieved and actual results could differ materially from those anticipated.

     In addition, the Company relies upon the computer systems of certain third parties such as customers, suppliers and financial institutions. Although the Company is assessing the readiness of these third parties and preparing contingency plans, there can be no assurance that the failure of these third parties to modify their systems in advance of December 31, 1999 would not have a material adverse effect on the Company.

     State of Readiness. In 1996, the Company commenced a program intended to mitigate and prevent the adverse effect of the Year 2000 issue. This program consists of the following phases:

          AWARENESS PHASE -- development of a detailed strategic approach to address the Year 2000 issue;

          ASSESSMENT PHASE -- an assessment of all computer systems, software, building infrastructure components and equipment with embedded technology to identify each item that require date code remediation and an assessment and certification of third parties' Year 2000 compliance;

          REMEDIATION PHASE -- implementation of code enhancements, hardware and software upgrades, system replacements, vendor and customer assurances, contingency planning and other associated changes; and

          VALIDATION PHASE -- testing of systems for Year 2000 readiness.

     The Awareness and Assessment Phases have been substantially completed. The Company expects the Remediation Phase to be substantially completed by the end of the second quarter of 1999. The Company's Remediation Phase consists of numerous individual projects that vary in size, materiality and importance. Approximately two-thirds of the projects currently identified have been completed while the remaining one-third are in process. With respect to those projects involving embedded systems (non-information technology processes), the appropriate end-users are evaluating and modifying those systems as required, in some instances in conjunction with the vendors of these products. In addition, the certification of third parties' Year 2000 readiness efforts by the Company is ongoing with the expectation that this process will also be substantially complete by the end of the second quarter of 1999. Approximately two-thirds of the Company's significant suppliers and business partners have responded to the Company's requests for information that they will be ready for the Year 2000. The Company will attempt to take appropriate measures to minimize its risk with the remaining critical suppliers and business partners. However, there can be no assurance that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

     Costs. The Company primarily utilizes internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be approximately $1.5 million and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of December 31, 1998 approximately $0.9 million of the estimated project costs have been incurred. The remaining costs are expected to be incurred evenly over the period through January, 2000. These cost estimates may change as additional remediation and testing efforts progress.

     Risks. The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, including failure of utilities, competition for skilled personnel and disruption of Company operations due to system failures or operational failures of third parties. With respect to risks associated with the Company's computer systems and equipment, management believes that it will be able to make the necessary modifications and conversions in advance of the Year 2000. With respect to risks associated with the failure of computer systems or equipment of third parties, the Company could experience a material adverse impact on its operations if such third parties fail to make timely conversions or modifications. The most serious impact on Company operations in this regard would result if basic services such as telecommunications, electric power and financial services were disrupted.

     Contingency Plans. The Company is in the process of developing business resumption contingency plans specific to the Year 2000. These plans will address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to systems or third party failure. Management estimates that these contingency plans will be fully developed by the end of the second quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

     The following table provides information about the Company's debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates or applicable floating rate index.

                                                      DECEMBER 31,                                FAIR VALUE
                           -------------------------------------------------------------------   DECEMBER 31,
                            1999     2000     2001     2002     2003     THEREAFTER    TOTAL         1998
                           ------   ------   ------   ------   -------   ----------   --------   ------------
                                                         (DOLLARS IN THOUSANDS)
Liabilities
  Long-term debt,
    including Current
    Portion
    Fixed Rate...........                                                 $135,000    $135,000     $133,650
    Average Interest
      Rate...............                                                   10.00%
    Variable Rate........  $1,450   $1,450   $1,450   $1,450   $30,550    $112,200    $148,550     $148,550
    Average Interest
      Rate...............  LIBOR+   LIBOR+   LIBOR+   LIBOR+    LIBOR+      LIBOR+
                            2.25%    2.25%    2.25%    2.25%     2.25%       2.25%
                               to       to       to       to        to          to
                            2.50%    2.50%    2.50%    2.50%     2.50%       2.50%

     The Company has no operations in foreign countries. International sales were not material to the Company's operations for the year ended December 31, 1998. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures contracts. At December 31, 1998, the Company had purchased futures contracts for the delivery of 64.9 million pounds of aluminum at a weighted average price of $.6573 per pound which mature in 1999 and contracts for 2.7 million pounds of aluminum at a weighted average price of $.5990 per pound which mature in 2000. The fair value of such futures contracts was $38.7 million at December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................     19
Consolidated Balance Sheets.................................     20
Consolidated Statements of Operations.......................     22
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit).................................................     23
Consolidated Statements of Cash Flows.......................     24
Notes to Consolidated Financial Statements..................     25

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Werner Holding Co. (PA), Inc.
Greenville, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Werner Holding Co. (PA), Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                               /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 1999

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
Current assets:
  Cash and equivalents......................................  $  9,387    $  3,107
  Accounts receivable.......................................        --      64,163
  Undivided interest in accounts receivable.................    46,298          --
  Allowance for doubtful accounts...........................    (1,600)     (1,250)
  Refundable income taxes...................................       490         820
  Inventories...............................................    46,777      44,670
  Deferred income taxes.....................................     2,830       4,451
  Other.....................................................     2,559       6,936
                                                              --------    --------
Total current assets........................................   106,741     122,897
Other assets:
  Insurance fund investments................................        --      58,579
  Deferred income taxes.....................................     5,997      11,586
  Deferred financing fees, net..............................    13,745      15,098
  Other investments.........................................     5,688          --
  Other.....................................................    14,915      14,196
                                                              --------    --------
                                                                40,345      99,459
Property, plant and equipment:
  Land and improvements.....................................     7,262       7,369
  Buildings.................................................    34,077      34,666
  Machinery and equipment...................................   102,019      97,909
                                                              --------    --------
                                                               143,358     139,944
  Less accumulated depreciation and amortization............    83,455      77,284
                                                              --------    --------
                                                                59,903      62,660
  Capital projects in progress..............................     5,790       3,169
                                                              --------    --------
                                                                65,693      65,829

                                                              --------    --------
TOTAL ASSETS................................................  $212,779    $288,185
                                                              ========    ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Short-term bank debt......................................  $     --    $ 41,500
  Accounts payable..........................................    22,742      24,904
  Accrued liabilities.......................................    28,583      24,896
  Current maturities of long-term debt......................     1,450       1,450
                                                              --------    --------
Total current liabilities...................................    52,775      92,750
Long-term obligations:
  Long-term debt -- less current maturities (net of
     unamortized original issue discount of $3,617 in 1998
     and $4,009 in 1997)....................................   278,483     279,541
  Reserve for product liability and workers' compensation
     claims.................................................    13,639      49,644
  Accrued employee retirement benefits......................    22,279      19,922
                                                              --------    --------
                                                               314,401     349,107
Shareholders' deficit:
  Common stock:
       Class A -- $.01 par value; voting; 5,000 shares
        authorized; 2,059 shares issued and outstanding.....        --          --
       Class B -- $.01 par value; voting; 25,000 shares
        authorized; 22,438 shares issued and outstanding....        --          --
       Class C -- $.01 par value; non-voting; 45,000 shares
        authorized; 4,682 shares issued and outstanding.....        --          --
       Class D -- $.01 par value; voting; 1,000 shares
        authorized; 1,000 shares issued and outstanding.....        --          --
       Class E -- $.01 par value; non-voting; 50,000 shares
        authorized; 45,000 shares issued and outstanding....         1           1
  Additional paid-in capital................................   198,847     198,847
  Retained deficit..........................................  (351,607)   (351,753)
  Accumulated other non-owner changes in equity.............    (1,638)       (767)
                                                              --------    --------
Total shareholders' deficit.................................  (154,397)   (153,672)
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................  $212,779    $288,185
                                                              ========    ========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                          --------------------------------
                                                            1998        1997        1996
                                                          --------    --------    --------
Net sales...............................................  $436,091    $416,321    $366,864
Cost of sales...........................................   322,451     303,354     267,987
                                                          --------    --------    --------
Gross profit............................................   113,640     112,967      98,877
General and administrative expense......................    31,626      27,652      23,779
Selling and distribution expense........................    50,165      49,075      47,908
Recapitalization expense................................        --      22,714          --
Non-cash compensation charge............................        --      78,527          --
                                                          --------    --------    --------
Operating profit (loss).................................    31,849     (65,001)     27,190
Other income (expense), net.............................       645     (15,813)      9,675
                                                          --------    --------    --------
Income (loss) before interest and taxes.................    32,494     (80,814)     36,865
Interest expense........................................    30,591       8,979       7,517
                                                          --------    --------    --------
Income (loss) before provision for income taxes.........     1,903     (89,793)     29,348
Income taxes............................................     1,757         714       9,988
                                                          --------    --------    --------
NET INCOME (LOSS).......................................  $    146    $(90,507)   $ 19,360
                                                          ========    ========    ========

See notes to consolidated financial statements.

                         WERNER HOLDING CO. (PA), INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        PRE-RECAPITALIZATION COMMON
                                                                   STOCK                    POST-RECAPITALIZATION COMMON STOCK
                                                   --------------------------------------   -----------------------------------
                                                        CLASS A             CLASS B             CLASS A            CLASS B
                                                   -----------------   ------------------   ----------------   ----------------
                                                   SHARES    DOLLARS    SHARES    DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS
                                                   ------    -------    ------    -------   ------   -------   ------   -------
Balance at January 1, 1996........................  13,282     $14      149,887    $149                $                  $
Net income........................................
Unrealized losses on investments (net of deferred
 tax benefit of $1,640)...........................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................     (55)     (1)      (1,414)     (1)
Dividends declared ($11.25 per share).............
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1996......................  13,227      13      148,473     148
Net (loss)........................................
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................
Reclassification adjustment for losses realized
 included in net loss (net of tax)................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................     (55)     --         (574)     --
Dividends declared ($10.50 per share).............
Redemption and reclassification of common stock in
 connection with the Recapitalization............. (13,172)    (13)    (147,899)   (148)    2,059       --     22,438      --
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................
Non-cash compensation charge......................
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1997......................      --      --           --      --     2,059       --     22,438      --
Net income........................................
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................
Reclassification adjustment for losses realized
 included in net income (net of tax)..............
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1998......................             $--                 $ --     2,059      $--     22,438     $--
                                                   =======     ===     ========    ====     =====      ===     ======     ===


                                                              POST-RECAPITALIZATION COMMON STOCK
                                                    ------------------------------------------------------
                                                        CLASS C            CLASS D            CLASS E        ADDITIONAL
                                                    ----------------   ----------------   ----------------    PAID-IN     RETAINED
                                                    SHARES   DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS    CAPITAL     EARNINGS
                                                    ------   -------   ------   -------   ------   -------   ----------   --------
Balance at January 1, 1996........................             $                  $                  $        $  1,316    $  54,288
Net income........................................                                                                           19,360
Unrealized losses on investments (net of deferred
 tax benefit of $1,640)...........................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................                                                                           (1,410)
Dividends declared ($11.25 per share).............                                                                           (1,836)
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1996......................                                                               1,316       70,402
Net (loss)........................................                                                                          (90,507)
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................
Reclassification adjustment for losses realized
 included in net loss (net of tax)................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................                                                                             (731)
Dividends declared ($10.50 per share).............                                                                           (1,691)
Redemption and reclassification of common stock in
 connection with the Recapitalization.............                                                              (1,515)    (329,226)
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................  4,682       --     1,000       --     45,000     $1        120,519
Non-cash compensation charge......................                                                              78,527
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1997......................  4,682       --     1,000       --     45,000      1        198,847     (351,753)
Net income........................................                                                                              146
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................
Reclassification adjustment for losses realized
 included in net income (net of tax)..............
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1998......................  4,682      $--     1,000      $--     45,000     $1       $198,847    $(351,607)
                                                    =====      ===     =====      ===     ======     ==       ========    =========

                                                            ACCUMULATED OTHER
                                                                NON-OWNER
                                                            CHANGES IN EQUITY
                                                    ----------------------------------
                                                                UNREALIZED
                                                                   GAINS
                                                     MINIMUM     (LOSSES)
                                                     PENSION        ON
                                                    LIABILITY   INVESTMENTS    TOTAL     OTHER     TOTAL
                                                    ---------   -----------   --------   -----   ---------
Balance at January 1, 1996........................   $           $  6,853     $  6,853   $(517)  $  62,103
Net income........................................                                                  19,360
Unrealized losses on investments (net of deferred
 tax benefit of $1,640)...........................                 (3,046)      (3,046)             (3,046)
Adjustment to minimum pension liability...........      (275)                     (275)               (275)
                                                                                                 ---------
Total other non-owner changes in equity...........                                                  16,039
Amortization of deferred compensation.............                                         185         185
Repurchase of common stock........................                                                  (1,412)
Dividends declared ($11.25 per share).............                                                  (1,836)
                                                     -------     --------     --------   -----   ---------
Balance at December 31, 1996......................      (275)       3,807        3,532    (332)     75,079
Net (loss)........................................                                                 (90,507)
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................                (12,962)     (12,962)            (12,962)
Reclassification adjustment for losses realized
 included in net loss (net of tax)................                 10,609       10,609              10,609
Adjustment to minimum pension liability...........    (1,946)                   (1,946)             (1,946)
                                                                                                 ---------
Total other non-owner changes in equity...........                                                 (94,806)
Amortization of deferred compensation.............                                         133         133
Repurchase of common stock........................                                                    (731)
Dividends declared ($10.50 per share).............                                                  (1,691)
Redemption and reclassification of common stock in
 connection with the Recapitalization.............                                         199    (330,703)
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................                                                 120,520
Non-cash compensation charge......................                                                  78,527
                                                     -------     --------     --------   -----   ---------
Balance at December 31, 1997......................    (2,221)       1,454         (767)     --    (153,672)
Net income........................................                                                     146
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................                 (2,302)      (2,302)             (2,302)
Reclassification adjustment for losses realized
 included in net income (net of tax)..............                    808          808                 808
Adjustment to minimum pension liability...........       623                       623                 623
                                                                                                 ---------
Total other non-owner changes in equity...........                                                    (725)
                                                     -------     --------     --------   -----   ---------
Balance at December 31, 1998......................   $(1,598)    $    (40)    $ (1,638)  $  --   $(154,397)
                                                     =======     ========     ========   =====   =========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $    146    $(90,507)   $ 19,360
Reconciliation of net income (loss) to net cash provided by
  operating activities:
    Recapitalization expense................................                22,714
    Non-cash compensation charge............................                78,527
    Net gain on transfer of loss reserves and discontinuance
      of MIICA..............................................    (4,506)
    Depreciation............................................     8,465       8,371       8,135
    Amortization of deferred financing fees and original
      issue discount........................................     2,611         320          59
    Amortization of Recapitalization costs and other........     9,079       2,809       1,007
    Provision for losses on accounts receivable.............       599        (115)        700
    Provision for product liability and workers'
      compensation claims...................................    17,023      15,841      17,181
    Payment of product liability and workers' compensation
      claims................................................    (4,206)    (11,517)    (13,347)
    Deferred income taxes...................................     8,997      (8,044)     (3,625)
    Realized net (gains) losses on disposition and
      impairment of investments.............................     2,520      16,407      (9,431)
    Net purchases of trading securities.....................                (1,975)     (5,381)
    Net proceeds from sale of accounts receivable...........    20,000
    Changes in operating assets and liabilities:
      Accounts receivable...................................    43,811     (16,521)     (4,326)
      Undivided interest in accounts receivable.............   (46,298)
      Refundable income taxes...............................       330       1,196        (313)
      Inventories...........................................    (2,107)       (263)      3,644
      Accounts payable......................................    (2,162)      3,213       5,130
      Accrued liabilities...................................    (3,183)     (1,267)      3,414
      Other (net)...........................................       687      (1,957)     (2,689)
                                                              --------    --------    --------
Net cash provided by operating activities...................    51,806      17,232      19,518
INVESTING ACTIVITIES
Capital expenditures, net...................................    (8,940)    (11,710)    (13,048)
Available-for-sale securities:
  Purchases of debt and equity securities...................      (572)    (79,484)   (176,034)
  Sale of debt and equity securities........................                59,497     178,623
Net sales of other investments..............................     6,936      24,073       2,345
Other.......................................................                 4,062      (7,718)
                                                              --------    --------    --------
Net cash used in investing activities.......................    (2,576)     (3,562)    (15,832)
FINANCING ACTIVITIES
Redemption of common stock..................................              (332,899)
Issuance of common stock....................................               122,716
Payment of Recapitalization fees and expenses...............               (37,952)
Refinancing of debt.........................................               (65,571)
Issuance of Senior Subordinated Notes, net..................               130,950
Borrowings under Senior Credit Facility.....................               186,500
Net (repayments) borrowings under revolving credit
  agreements................................................                (6,300)      7,600
Repayment of receivables facility...........................   (41,500)
Repayments of long-term debt................................    (1,450)     (6,571)     (7,642)
Repurchase of common stock..................................                  (731)     (1,412)
Dividends paid..............................................                (1,691)     (1,836)
Other.......................................................                               (39)
                                                              --------    --------    --------
Net cash used in financing activities.......................   (42,950)    (11,549)     (3,329)
                                                              --------    --------    --------
Net increase in cash and equivalents........................     6,280       2,121         357
Cash and equivalents at beginning of year...................     3,107         986         629
                                                              --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR.........................     9,387    $  3,107    $    986
                                                              ========    ========    ========
CASH PAID (RECEIVED) DURING THE YEAR FOR
Interest....................................................  $ 26,112    $  7,752    $  6,756
                                                              ========    ========    ========
Income taxes................................................  $ (7,567)   $  9,955    $ 13,925
                                                              ========    ========    ========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A.  DESCRIPTION OF BUSINESS

     Werner Holding Co. (PA), Inc. through its subsidiaries is a manufacturer of climbing equipment which includes aluminum, fiberglass and wood ladders, scaffolding, stages, and planks; and aluminum extruded products. The Company operates in two business segments, Climbing Products and Extruded Products, which are located in the United States.

B.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements of Werner Holding Co. (PA), Inc. include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc., and its wholly-owned subsidiaries (collectively the "Company"). Werner Holding Co. (PA), Inc. has no substantial operations or assets, other than its investment in Werner Holding Co. (DE), Inc. The consolidated financial condition and results of operations of Werner Holding Co. (PA), Inc. are substantially the same as those of Werner Holding Co. (DE), Inc. Intercompany accounts and transactions have been eliminated.

     Revenue Recognition -- Sales are recorded when products are shipped and title passes to the customer.

     Accounts Receivable -- The Company provides credit, in the normal course of business, to its customers. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Write-offs of uncollectible accounts receivable have totaled $72, $565 and $557 in 1998, 1997 and 1996, respectively.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Inventories -- Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the last-in, first-out (LIFO) method for approximately 95% and 92% of the inventories at December 31, 1998 and 1997, respectively.

     Derivative Commodity Instruments -- The Company utilizes futures contracts to hedge the price risk associated with a certain percentage of its anticipated aluminum raw material requirements. The futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such contracts are designated as hedges, correspond to the commitment period and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle. At December 31, 1998 and 1997, the Company had futures contracts to purchase aluminum totaling $44,297 and $45,118, respectively. The fair value of these contracts was approximately $38,732 and $45,453 at December 31, 1998 and 1997, respectively.

     All gains and losses on qualifying hedge transactions are deferred and are reported as a component of the underlying transaction (the deferral accounting method).

     Property, Plant and Equipment -- Property, plant and equipment is stated at cost. Depreciation expense is calculated principally by using accelerated methods over the estimated useful lives of the

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

B. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED assets. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years.

     Long-lived assets are reviewed for impairment. Impairment is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisals, market values of similar assets or discounted cash flows.

     Insurance Fund Investments -- Until March 31, 1998, the Company's captive insurance subsidiary, Manufacturers Indemnity and Insurance Company of America ("MIICA"), maintained an investment fund which consisted of debt securities, equity securities, real estate, cash and equivalents, and other investments. MIICA's investments in debt and equity securities were available for sale; therefore, these securities were reported at market value. Investments in real estate were recorded at depreciated value and short-term and other investments were stated primarily at cost which approximated market. Investments in special expiration price options were classified as trading securities and were reported at market value.

     Realized gains and losses on the sale of investments were recognized in operations. The cost of securities sold was based on the specific identification method. Changes in market values of debt and equity securities were reflected as unrealized gains or losses directly in shareholders' equity and accordingly, had no effect on operations until sold unless such losses were other than temporary, at which time such losses were recognized in operations. Changes in market values of special expiration price options were reported directly in operations. Substantially all of the MIICA insurance fund investments were liquidated as part of the discontinuance of MIICA -- see Note M.

     Reserve for Product Liability and Workers' Compensation Claims -- Until March 31, 1998, MIICA maintained reserves for the product liability, workers' compensation and environmental liability claims of the Company. On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims previously provided for by MIICA. Under the terms of this insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses and extinguished the Company's liability in regard to such losses -- see Note M. Additionally, on April 1, 1998, the Company obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after that date and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers' compensation claims includes an amount determined from loss reports and individual cases and an amount, based on past experience, for losses incurred but not reported. Such reserve is necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently.

     Deferred Financing Fees -- Amortization of deferred financing fees is computed using the effective interest method.

     Advertising -- The Company expenses all advertising as incurred. These expenses for the years ended December 31, 1998, 1997 and 1996 totaled $8,606, $8,001, and $7,586, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

B.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     Statement of Cash Flows -- Cash and equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with a maturity of three months or less, exclusive of investments that were held by MIICA.

     Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted by the Company in 2000. The Statement requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

     Comprehensive Income -- The Company adopted SFAS No. 130 (SFAS No. 130), Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 requires that an enterprise classify items of other comprehensive income or "other non-owner changes in equity" as referred to by the Company, by their nature in a financial statement and display the accumulated other non-owner changes in equity separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Certain reclassifications have been made to prior years' financial statements to conform to the requirements of this statement.

     Fair Values of Financial Instruments -- The Company's disclosures for financial instruments are as follows:

          Cash and equivalents -- The carrying amounts reported in the balance sheet for cash and equivalents bear interest at prevailing market rates and therefore approximate fair value.

          Insurance fund investments -- Debt and equity securities and other invested assets are stated at fair value.

          Long-term debt -- The carrying amounts of the Company's borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 1998 and 1997. The fair value of the outstanding borrowings of the Senior Subordinated Notes at December 31, 1998 and 1997 was $133,650 and $135,000, respectively.

     Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.

C.  RECAPITALIZATION

     In October 1997, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agree-

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

C.  RECAPITALIZATION -- CONTINUED
ment, on November 24, 1997, (the "Recapitalization Closing Date") the Company
(a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed for cash and the Market Participation Right (as hereinafter described) certain shares of the reclassified stock totaling $330,700 and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company totaling $122,700 (all of which actions together constituted the "Recapitalization"). As a result of the Recapitalization, the Pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

     Recapitalization Financing -- The Recapitalization was funded by (a) $186,500 of borrowings under a senior credit facility with a syndicate of banks which included term loans, a revolving line of credit, and a facility providing for borrowings collateralized by accounts receivable (collectively the "Senior Credit Facility") (b) the issuance of $135,000 in principal amount of Senior Subordinated Notes (the "Notes") and (c) proceeds from the sale of certain shares of the Company's stock to the Investors.

     The proceeds from these financings funded: the payment of approximately $330,700 to holders of the reclassified stock; the repayment of approximately $66,000 of outstanding indebtedness under the then existing credit facility and notes; and the payment of approximately $45,200 of fees and expenses associated with the Recapitalization.

     Market Participation Right -- If, prior to the tenth anniversary of the Recapitalization Closing Date: (i) there is an initial underwritten public offering of at least 10% of the common equity of the Company, or the Investors sell a majority of their shares of the Company and (ii) at the time of such initial public offering or sale of shares, the Company's equity value equals or exceeds certain target values that imply significant annual compound rates of return (between 20% and 40%) to the Post-Recapitalization shareholders, then those persons who have the Market Participation Right shall be entitled to receive an aggregate amount equal to up to 5% of the Company's equity value (the "Payment"). The Payment will be payable in cash, provided that the Company, in its discretion, may make up to half of the Payment in notes or similar obligations with market terms which the Company's Board of Directors in good faith believes are of equivalent value. Such Payment will be treated as an equity distribution to those persons who have the Market Participation Right.

     Voting Rights -- Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company ("Triggering Event"), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. Common stock with a par value of $.01 per share has been authorized (131,000 shares), but no shares were issued or outstanding at December 31, 1998 and 1997. When issued, this new class of Common Stock of the Company will have one vote per share.

     Recapitalization Accounting -- The transaction was accounted for as a recapitalization and as such, the historical basis of the Company's assets and liabilities was not affected. Recapitalization related costs of $22,700 consisting of investment banker fees, transaction fees, legal and accounting fees, cash transaction bonuses, and other miscellaneous costs were expensed in 1997. Additionally, approximately $2,200 of Recapitalization costs incurred related to the issuance of shares of stock to the Investors was netted against the proceeds of approximately $122,700.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

C.  RECAPITALIZATION -- CONTINUED
     Other Arrangements -- The Company also entered into employee protection agreements whereby certain management employees received cash payments aggregating approximately $6,600 upon completion of one year of service from the Recapitalization Closing Date. This amount was included in other current assets and liabilities at December 31, 1997, and was amortized to expense during 1998. Additionally, as a result of the Recapitalization, payments totaling $3,708 related to consulting agreements entered into in December 1996 with four senior executive officers/shareholders were accelerated and paid on the Recapitalization Closing Date. Such amounts were expensed and were included as part of the Recapitalization costs above.

     Included in the Recapitalization related costs above is approximately $6,000 of advisory fees paid to Investcorp International, Inc., an affiliate of Investcorp, and $6,000 of standby commitment fees paid to Invifin S.A., an affiliate of Investcorp. The Company also entered into an agreement for management and consulting services for a five-year term with Investcorp International, Inc., pursuant to which the Company prepaid Investcorp International, Inc. $5,000 upon the consummation of the Recapitalization. This amount is being amortized to expense over the five-year period.

D.  NON-CASH COMPENSATION CHARGE

     In 1997, the Company recorded a non-cash compensation charge of $78,500, with an offsetting credit to additional paid in capital. Such charge resulted from changes made to the terms of the plan under which restricted Pre-Recapitalization class B common stock was issued to certain key employees of the Company. Approximately $74,300 of this charge related to the accelerated vesting, as a result of the Recapitalization, of restricted Pre-Recapitalization stock previously granted to certain key employees of the Company and $4,200 of the charge related to the accelerated vesting, as a result of the Recapitalization, of restricted Pre-Recapitalization stock previously granted to a former key management employee upon his separation from the Company. Such charges represent the fair value of the shares at the date of the Recapitalization ($2,421.29 per share) less the amount of the previously recognized compensation under the plan.

E.  INVENTORIES

     Inventories are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Finished goods..............................................  $26,887    $26,512
Work in process.............................................   12,339     11,953
Raw materials and supplies..................................   17,808     18,075
                                                              -------    -------
Total inventories, which approximates replacement cost......   57,034     56,540
Less excess of cost over LIFO stated values.................   10,257     11,870
                                                              -------    -------
NET INVENTORIES.............................................  $46,777    $44,670
                                                              =======    =======

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

F.  DEBT AND CREDIT ARRANGEMENTS

     Debt and credit arrangements consist of the following:

                                                                 DECEMBER 31
                                                             --------------------
                                                               1998        1997
                                                             --------    --------
Variable Rate Demand Industrial Building Revenue Bonds, due
  2015.....................................................  $  5,000    $  5,000
Secured Credit Facility:
  Term loan facility.......................................   143,550     145,000
Senior Subordinated Notes, due 2007, net of unamortized
  discount.................................................   131,383     130,991
                                                             --------    --------
Total debt and credit arrangements.........................   279,933     280,991
Less current maturities....................................     1,450       1,450
                                                             --------    --------
DEBT CLASSIFIED AS LONG-TERM...............................  $278,483    $279,541
                                                             ========    ========

     As part of the Recapitalization, the Company entered into the Senior Credit Facility, and pursuant to an indenture dated November 24, 1997, issued the Notes. Each of the Company's subsidiaries (except for MIICA and Werner Funding Corporation) have guaranteed the Senior Credit Facility and the Notes. Such guarantee of the Notes is subordinate to the guarantee of the Senior Credit Facility.

  The Notes:

     The $135,000 of Notes mature on November 15, 2007. Interest at 10% on the Notes is payable semi-annually in arrears on May 15 and November 15 and commenced on May 15, 1998. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes rank pari passu in right of payment with all other indebtedness of the Company that is subordinated to senior indebtedness of the Company.

     The Notes are not redeemable at the Company's option prior to November 15, 2002. The Notes are redeemable at the Company's option at 105.000% during the twelve months beginning November 15, 2002, 103.333% during the twelve months beginning November 15, 2003, 101.667% during the twelve months beginning November 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount). In addition, prior to November 15, 2002, up to 35% of the Notes may be redeemed at 110% of the principal amount out of the proceeds of certain equity offerings.

  Senior Credit Facility:

     The Senior Credit Facility consists of $145,000 in term loan facilities; a $100,000 revolving credit facility; and a $75,000 receivables credit facility.

     Term Loan Facilities. The Term Loan Facilities consists of two tranches of term loans in an aggregate principal amount of $145,000. The Tranche B term loans are in an aggregate principal amount of $90,000, and the Tranche C term loans are in an aggregate principal amount of $55,000. These loans were made in a single drawing as part of the Recapitalization. The Tranche B and C term loans mature on November 30, 2004 and 2005, respectively. Installments of the Tranche B term loans are due in aggregate principal amounts of $900 per annum for the first five years, $30,000 for the sixth year, and $55,500 for the seventh year. Installments of the Tranche C term loans are due in aggregate principal amounts of $550 for the first seven years and $51,150 for the eighth year.

     Revolving Credit Facility. The Revolving Credit Facility consists of a revolving credit facility in an aggregate principal amount of $100,000 under which no amounts were borrowed at December 31, 1998 except for amounts under the letter of credit subfacility mentioned below. The Company is entitled to

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

F. DEBT AND CREDIT ARRANGEMENTS -- CONTINUED draw amounts under the Revolving Facility for general corporate purposes and working capital requirements. The Revolving Facility includes sub-limits for letters of credit and swing line loans available on same-day notice. The Revolving Facility matures on November 30, 2003. Available borrowings under this arrangement are reduced by amounts issued under a letter of credit subfacility which totaled $5,755 and $5,108 at December 31, 1998 and 1997, respectively.

     Receivables Facility. The Receivables Facility consisted of a revolving credit facility in an aggregate principal amount of $75,000, which was subject to a borrowing base limit not to exceed 80% of eligible accounts receivable. At December 31, 1997 $41,500 was outstanding under the Receivables Facility and was classified as short-term bank debt. In May 1998, the Company refinanced the outstanding amounts borrowed under the Receivables Facility with proceeds from a sale of its accounts receivable under the Receivables Purchase Agreement, see Note P. Upon such refinancing, the Receivables Facility was terminated.

     Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (8.00% and 8.25% at December 31, 1998 on Tranche B Term Loans and Tranche C Term Loans, respectively) and are collateralized by all of the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries, except for Werner Funding Corporation. The Senior Credit Facility requires an annual commitment fee of 0.5% on the average daily unused amount of the Term Loan Facility, and the Revolving Credit Facility.

     Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company's acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility. Under a lease agreement, the Company makes rental payments to the issuer in amounts sufficient to meet the debt service payments on the bonds. The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (4.35% at December 31, 1998). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company's option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements.

     No short-term borrowings were outstanding at December 31, 1998. The weighted average interest rate on short-term borrowings outstanding at December 31, 1997 was 9.0%.

     The aggregate amount of principal payments is $1,450 in each of the years 1999 through 2002 and $30,550 in 2003.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

G.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                            1998      1997
                                                           -------   -------
    Advertising, promotions and allowances..............   $ 7,037   $ 5,668
    Payroll.............................................     8,128     6,521
    Deferred management transaction bonuses.............     1,804     6,634
    Interest............................................     3,387     1,368
    Other...............................................     8,227     4,705
                                                           -------   -------
                                                           $28,583   $24,896
                                                           =======   =======

H.  STOCK INCENTIVE PLANS

     In November 1997, the Company adopted the Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan (the "Plan"). The Plan is administered by the Company's Board of Directors. Pursuant to the Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company's Class C Common Stock (the "Class C Stock") through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest upon the seventh anniversary of the grant with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Plan. The Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

     In December 1998, 4,955 options were granted under the Plan at an exercise price of $2,421.29 per share. No shares were exercised or cancelled in 1998 and no options were granted prior to 1998. A total of 7,500 shares of Class C Stock have been reserved for issuance under the Plan.

     No options were exercisable at December 31, 1998. The weighted average remaining contractual life of the options was approximately 5.9 years. The weighted average fair value of the options was $577.86 per share.

     The Company measures compensation cost using the intrinsic value method of accounting pursuant to APB No. 25. Had the compensation cost for options granted in 1998 been determined using the fair market value method of SFAS No. 123, Accounting for Stock Based Compensation, compensation expense (net of related taxes) would have been $2 resulting in pro forma net income of $144.

     For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model with the following assumptions:

                                                              1998
                                                              ----
Risk-free interest rate.....................................  4.73%
Average life of options (years).............................   5.9
Volatility..................................................     0%
Dividend yield..............................................     0%

     In November 1997, the Company adopted the Management Stock Purchase Agreement (the "Stock Purchase Plan"). Pursuant to the Stock Purchase Plan certain members of the Company's management were given the opportunity to purchase shares of the Company's Class C Stock. In 1998, no shares of Class C Stock were purchased under the Stock Purchase Plan. The Class C Stock

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

H.  STOCK INCENTIVE PLANS -- CONTINUED
purchased pursuant to the Stock Purchase Plan carry certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the "Stock Loan Plan") to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 1998, no notes were outstanding under the Stock Loan Plan. Upon issuance, the notes will bear interest at rates tied to interest rates paid on the Company's third party credit arrangements and will be due no later than November 24, 2004 or upon sale of the shares. All shares purchased pursuant to the terms of the Stock Loan Plan will be pledged to the Company. Upon issuance, these notes will be classified as a deduction to shareholders' equity in the Company's consolidated balance sheet.

     Until the date of the Recapitalization, the Company maintained a restricted stock plan. Amortization of unearned compensation was $133 and $185 in 1997 and 1996, respectively. As discussed in Note D, in connection with the Recapitalization the restricted stock awards which were outstanding at that date became fully vested.

I.  INCOME TAXES

     The components of income taxes (benefit) at December 31 are presented below:

                                                     1998       1997       1996
                                                    -------    -------    -------
Current taxes:
  Federal........................................   $(6,838)   $ 8,093    $12,797
  State and local................................      (402)       665        816
                                                    -------    -------    -------
                                                     (7,240)     8,758     13,613
Deferred taxes:
  Federal........................................     9,124     (7,859)    (3,094)
  State and local................................      (127)      (185)      (531)
                                                    -------    -------    -------
                                                      8,997     (8,044)    (3,625)
                                                    -------    -------    -------
TOTAL............................................   $ 1,757    $   714    $ 9,988
                                                    =======    =======    =======

     Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:

                                                      1998       1997      1996
                                                     -------   --------   -------
Income taxes (benefit) at federal statutory
  rate............................................   $   667   $(31,428)  $10,272
Non-cash compensation charge......................               27,484
State and local income taxes, net of federal
  benefit.........................................      (529)       481       285
Adjustments to estimated income tax accruals......      (127)     3,071      (383)
Valuation allowance change........................     1,746      1,106
Other -- net......................................                           (186)
                                                     -------   --------   -------
INCOME TAXES......................................   $ 1,757   $    714   $ 9,988
                                                     =======   ========   =======

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

I.  INCOME TAXES -- CONTINUED
     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                1998      1997
                                                               -------   -------
Deferred tax liabilities:
  Depreciation..............................................   $ 5,157   $ 4,817
  Other.....................................................     4,153     4,379
                                                               -------   -------
Total deferred tax liabilities..............................     9,310     9,196
Deferred tax assets:
  Provision for product liability and workers' compensation
     claims.................................................     5,183     5,460
  Accrued vacation..........................................     1,437     1,467
  Pension obligation........................................     3,435     2,821
  Deferred compensation.....................................     3,399     3,040
  Accrued expenses..........................................     4,683     8,264
  Capital losses............................................     2,852     5,287
  Capital loss valuation allowance..........................    (2,852)   (1,106)
                                                               -------   -------
Total deferred tax assets...................................    18,137    25,233
                                                               -------   -------
NET DEFERRED TAX ASSETS.....................................   $ 8,827   $16,037
                                                               =======   =======

     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of deferred tax assets relating to certain capital losses is considered uncertain, a valuation allowance has been recorded. The Company believes that it has taxable income in prior periods sufficient to fully recognize its remaining deferred tax assets.

J.  LEASES

     The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense for all leases amounted to $4,551, $4,970 and $5,606 for 1998, 1997, and 1996, respectively.

     Future minimum rental commitments as of December 31, 1998 for all noncancelable operating leases are as follows:

1999............................................  $ 3,456
2000............................................    2,411
2001............................................    1,177
2002............................................      581
2003............................................      316
Thereafter......................................    2,081
                                                  -------
TOTAL...........................................  $10,022
                                                  =======

K.  COMMITMENTS AND CONTINGENCIES

     The Company has contracts to provide most of its estimated aluminum requirements with six principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market. The six contracts are renegotiable, five in 1999 and one in 2001.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

K.  COMMITMENTS AND CONTINGENCIES -- CONTINUED
     In addition, in March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding. Defendants include the Management Shareholders, former company officers Richard L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding, the Registrant and certain of its subsidiaries including, Werner Co. The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee has recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants have made motions to dismiss the derivative claims. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appear to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. Management believes that the ultimate resolution of this lawsuit will not have material adverse effect on the Company's financial condition.

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS

     Effective December 31, 1998, the Company adopted SFAS No. 132 (SFAS No.
132), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 addresses disclosure requirements only and did not change the way the Company recognizes or measures its pension and post-retirement obligations.

     The Company sponsors two non-contributory defined benefit pension plans to provide retirement benefits for substantially all of its employees. The pension plans provide benefits based upon the participant's years of service and compensation or stated amounts for each year of service. The Company's funding policy is to contribute at least the amount that is sufficient to meet the minimum funding requirements of applicable federal law. Plan assets consist primarily of listed common stocks, corporate and government bonds and short-term investments.

     The Company also sponsors two unfunded non-qualified supplemental retirement plans to provide to certain officers a defined pension benefit in excess of limits imposed by federal tax law.

     Additionally, the Company sponsors several unfunded postretirement life and health-care benefits to certain of its key employees. Benefits are determined based on varying formulas using age at retirement and years of active service.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS -- CONTINUED
     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                               PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                             ---------------------     -----------------------
                                               1998         1997         1998          1997
                                             --------     --------     ---------     ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1............  $ 54,251     $ 46,437      $ 4,622       $ 4,274
Service cost...............................     1,878        1,792          130           189
Interest cost..............................     3,553        3,453          168           326
Amendments.................................        --        3,336       (1,112)           --
Actuarial (gain)/loss......................    (1,402)       4,386       (1,605)          (26)
Benefits paid..............................    (2,096)      (5,153)         (82)         (141)
                                             --------     --------      -------       -------
Benefit obligation at December 31..........    56,184       54,251        2,121         4,622
CHANGE IN PLAN ASSETS
Fair value of assets at January 1..........    32,238       32,509           --            --
Actual return on plan assets...............     5,285          646           --            --
Employer contributions.....................       718        4,236           82           141
Benefits paid..............................    (2,096)      (5,153)         (82)         (141)
                                             --------     --------      -------       -------
Fair value of assets at December 31........    36,145       32,238           --            --
                                             --------     --------      -------       -------
FUNDED STATUS (UNDER-FUNDED)...............   (20,039)     (22,013)      (2,121)       (4,622)
Unrecognized transition (asset)
  obligation...............................      (420)        (485)         566         2,505
Unrecognized prior service cost............        50           53           --            --
Unrecognized net actuarial loss............     3,728        7,895          (92)          741
                                             --------     --------      -------       -------
NET AMOUNT RECOGNIZED......................  $(16,681)    $(14,550)     $(1,647)      $(1,376)
                                             ========     ========      =======       =======
Amounts recognized in the Consolidated
  Balance Sheets consist of:
  Accrued employee retirement benefits.....  $(20,904)    $(18,705)     $(1,647)      $(1,376)
  Intangible asset.........................     1,646        1,934
  Accumulated other non-owner changes in
     equity................................     2,577        2,221
                                             --------     --------      -------       -------
NET AMOUNT RECOGNIZED......................  $(16,681)    $(14,550)     $(1,647)      $(1,376)
                                             ========     ========      =======       =======

     The combined projected benefit obligation includes the projected benefit obligations of the unfunded plans of $13,587 in 1998 and $13,739 in 1997. The accumulated benefit obligation of these unfunded non-qualified supplemental pension plans was $12,860 at December 31, 1998 and $11,571 at December 31, 1997. The remaining projected benefit obligation relates to the Company's two funded pension plans. At December 31, 1998 and 1997, one of these plans had an accumulated benefit obligation exceeding the fair value of the assets related to the plan of $6,362 and $6,026, respectively. The fair value of the assets related to this plan were $4,740 and $4,264 at December 31, 1998 and 1997, respectively.

     The change in the discount rate in 1998 from 1997 increased the accumulated benefit obligation of the non-contributory defined benefit plans and the non-qualified supplemental retirement plans by $1,227 and $211, respectively, at December 31, 1998.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS -- CONTINUED
     The assumed health care trend rate for 1999 is 6.5% decreasing ratably to 6.0% in the year 2000 and thereafter. The effect of a one percentage point increase (decrease) in the accrued health-care cost trend rate assumption would increase (decrease) the accumulated postretirement benefit obligation by $164 and ($124), respectively, at December 31, 1998. The increase to the postretirement benefit cost would not be material.

     Net periodic pension and other postretirement benefit costs consist of the following components:

                                         PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                 ---------------------------------      -----------------------
                                    1998         1997       1996        1998     1997     1996
                                 -----------    -------    -------      -----    -----    -----
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service Cost...................      $ 1,878    $ 1,792    $ 1,968       $130     $189     $131
Interest cost..................        3,553      3,453      3,243        168      326      273
Expected return on plan
  assets.......................       (2,650)    (2,858)    (2,685)        --       --       --
Amortization of transition
  obligation...................          (67)       (67)       (67)        69      147      147
Amortization of prior service
  cost.........................            3          3          3         --       --       --
Amortization of actuarial
  (gain) loss..................          133         36         64        (14)      16        6
Additional expense for lump sum
  payments.....................           --      3,336                    --       --       --
                                     -------    -------    -------      -----    -----    -----
Net Periodic benefit cost......      $ 2,850    $ 5,695    $ 2,526       $353     $678     $557
                                     -------    -------    -------      -----    -----    -----
                                     -------    -------    -------      -----    -----    -----
Weighted-average assumptions as
  of December 31
  Discount rate................         6.75%      7.00%      7.75%      6.75%    7.00%    7.75%
  Expected return on plan
    assets.....................   7.50%-9.00%      9.00%      9.00%
  Rate of compensation
    increase...................         4.00%      5.00%      5.00%

     Pension expense in 1997 includes $3,336 of special retirement benefits paid to certain former key management employees.

     The Company also sponsors various defined contribution plans which cover substantially all of its employees. For certain employees covered by contract, contributions are based on negotiated rates and hours worked; for others, contributions are a percentage of employees contributions. The expense related to these plans was $1,698, $1,515 and $1,386 in 1998, 1997 and 1996, respectively.

M. RESERVE FOR PRODUCT LIABILITY AND WORKER'S COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

     On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of liquidating certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA Insurance Transfer, the Company recognized a gain of approximately $4,500, which is net of costs to discontinue the operations of MIICA. The Company has obtained third party commercial insurance coverage for its product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has provided a

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

M. RESERVE FOR PRODUCT LIABILITY AND WORKER'S COMPENSATION CLAIMS -- CONTINUED reserve of $14,277 at December 31, 1998. Prior to the date of the MIICA Insurance Transfer, MIICA maintained a reserve for the product liability and workers' compensation claims of the Company and the related claim payments were made from MIICA's insurance fund investments.

     The following is a summary of the components of MIICA's insurance fund investments at December 31, 1997:

      Cash and equivalents........................................  $14,821
      Debt securities.............................................   17,851
      Equity securities...........................................   20,422
      Other investments...........................................    5,485
                                                                    -------
      TOTAL INSURANCE FUND INVESTMENTS............................  $58,579
                                                                    =======

AVAILABLE-FOR-SALE SECURITIES

     The insurance fund investment portfolio of debt and marketable equity securities, at December 31, 1997, primarily consisted of the following investments classified as available-for-sale:

                                                 COST OR       GROSS         GROSS       ESTIMATED
                                                AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                  COST         GAINS         LOSSES        VALUE
                                                ---------    ----------    ----------    ---------
      U.S. Treasury...........................   $13,272       $   97        $   20       $13,349
      States and political subdivisions.......     1,075           41                       1,116
      Foreign governments.....................       401                          1           400
      Corporate...............................     2,981            6             1         2,986
                                                 -------       ------        ------       -------
      Total debt securities...................    17,729          144            22        17,851
      Equity securities.......................    18,536        4,893         3,007        20,422
                                                 -------       ------        ------       -------
                                                 $36,265       $5,037        $3,029       $38,273
                                                 =======       ======        ======       =======

     The gross realized gains and (losses) on sales of available-for-sale securities totaled $2,019 and $(463) for 1998, $4,118 and $(2,949) for 1997 and
$11,139 and $(3,893) for 1996, respectively. During 1998, 1997, and 1996 the change in net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(1,346) net of deferred taxes of $727, $(2,636) net of deferred taxes of $1,420, and $196 net of deferred taxes of $106, respectively.

     In 1998, 1997 and 1996, MIICA recorded impairment losses of $3,732, $9,884 and $656, respectively, relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

TRADING SECURITIES

     MIICA also owned special expiration price options which were classified as trading securities. Those outstanding at December 31, 1996 were either sold, exercised or allowed to expire in 1997. The average fair value of the options held during the year ended December 31, 1997 was $3,207. Unrealized gains on these options were reported directly in net income and totaled $1,190 in 1996. There were no

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

M. RESERVE FOR PRODUCT LIABILITY AND WORKER'S COMPENSATION CLAIMS -- CONTINUED unrealized gains or losses on these options in 1998 and 1997. The net realized (losses) on sales of these investments totaled $(8,798) in 1997 and $(4,595) in 1996.

OTHER INVESTMENTS

     MIICA had investments, which were not publicly traded and which were carried on the equity method. The net adjustment to unrealized holding gains (losses) on these securities, included as a separate component of shareholders' equity, totaled $283 in 1997 (net of deferred taxes of $153). Equity income or losses from these investments were not significant for any of the years presented. Other investments at December 31, 1997 also included real estate ventures of $3,207.

N.  OTHER INCOME (EXPENSE), NET

     Other income (expense), net is comprised of the following:

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998        1997       1996
                                                              -------    --------    ------
      MIICA investment (loss) income:
           Realized (losses) gains and impairment losses....  $(2,520)   $(17,513)   $7,458
           Unrealized gains on trading securities...........                          1,190
           Other investment earnings........................    1,061       2,952       803
                                                              -------    --------    ------
           Investment income (loss), net....................   (1,459)    (14,561)    9,451
      Accounts receivable securitization expense............   (1,454)
      Net gain on transfer of loss reserves and
        discontinuance of MIICA.............................    4,506
      Miscellaneous income (loss), net......................     (948)     (1,252)      224
                                                              -------    --------    ------
      Total other income (expense), net.....................  $   645    $(15,813)   $9,675
                                                              =======    ========    ======

O.  SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which changed the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating earnings. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

O.  SEGMENT INFORMATION -- CONTINUED

                                                              YEAR ENDED DECEMBER 31
                                                         --------------------------------
                                                           1998        1997        1996
                                                         --------    --------    --------
NET SALES
Climbing Products......................................  $329,965    $314,216    $277,308
Extruded Products......................................   106,126     102,105      89,556
                                                         --------    --------    --------
                                                         $436,091    $416,321    $366,864
                                                         ========    ========    ========
OPERATING PROFIT (LOSS)
Climbing Products......................................  $ 37,091    $ 38,417    $ 30,227
Extruded Products......................................     6,886       5,994       4,334
Corporate & Other......................................   (12,128)   (109,412)     (7,371)
                                                         --------    --------    --------
                                                         $ 31,849    $(65,001)   $ 27,190
                                                         ========    ========    ========
DEPRECIATION & AMORTIZATION
Climbing Products......................................  $  7,981    $  7,361    $  6,264
Extruded Products......................................     1,067       1,111         924
Corporate & Other......................................    11,107       3,028       2,013
                                                         --------    --------    --------
                                                         $ 20,155    $ 11,500    $  9,201
                                                         ========    ========    ========
IDENTIFIABLE ASSETS
Climbing Products......................................  $125,301    $162,962    $144,318
Extruded Products......................................    54,407      44,345      34,976
Corporate & Other......................................    33,071      80,878      81,891
                                                         --------    --------    --------
                                                         $212,779    $288,185    $261,185
                                                         ========    ========    ========
EXPENDITURES FOR LONG-LIVED ASSETS, NET
Climbing Products......................................  $  4,629    $  6,972    $  6,802
Extruded Products......................................     1,673       1,315       1,020
Corporate & Other......................................     2,638       3,423       5,226
                                                         --------    --------    --------
                                                         $  8,940    $ 11,710    $ 13,048
                                                         ========    ========    ========

     Corporate & Other includes various corporate expenses, Recapitalization expense, non-cash compensation charge, and eliminations.

     Climbing Products net sales to two significant customers individually exceeded 10% of the Company's total net sales in 1998 as follows: 21%, and 11% of net sales, respectively. In 1997 and 1996, only one Climbing Products customer accounted for more than 10% of total net sales as follows: 19% and 10%, respectively. No customer accounted for more than 10% of the Company's Extruded Products net sales in those years.

     Revenues included in the consolidated financial statements of the Company are primarily derived from customers domiciled in the United States. Substantially all of the Company's long-lived assets are located in the United States.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

P.  SALE OF ACCOUNTS RECEIVABLE

     In May 1998, the Company entered into a five-year Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity (maximum availability $50,000) and repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. Under the Receivables Purchase Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (Funding), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. As of December 31, 1998, the Company had transferred $66,298 of accounts receivable in exchange for $20,000 in cash and an undivided interest in the accounts receivable of $46,298.

     In accordance with the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation, is reported in the accompanying consolidated statements of operations in "Other income (expense), net". The interest rate on the purchased interests at December 31, 1998 was 5.40%.

     The accompanying consolidated balance sheets reflect an allowance for doubtful accounts at December 31, 1998 that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

Q.  SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in Note F, the Company in November 1997 refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. The issuer of the refinanced debt is Werner Holding Co. (DE), Inc. (the "Issuer"). The Issuer's wholly-owned subsidiaries, except for MIICA and Funding, (collectively, the "Guarantor Subsidiaries"), along with Werner Holding Co. (PA), Inc., its parent, have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

     Following is condensed consolidated financial information for Werner Holding Co. (PA), Inc. (the "Parent Company"), the Issuer, the Guarantor Subsidiaries and MIICA and Funding (MIICA and Funding are called collectively, the "Non-Guarantor Subsidiaries," and individually, a "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

     Investments in subsidiaries are accounted for by the Company on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the Company's investment account. The elimination entries eliminate investment in subsidiaries and intercompany balances and transactions. For presentation purposes, all current and deferred taxes have been combined in the financial statements of the Guarantor Subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                          SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                            DECEMBER 31, 1998
                            ----------------------------------------------------------------------------------
                                                      COMBINED
                             PARENT                  GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                            ---------   ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and equivalents....  $       1   $   2,618     $  6,768        $             $               $  9,387
  Undivided interest in
     accounts
     receivable...........                                             46,298                         46,298
  Allowance for doubtful
     accounts.............                              (1,600)                                       (1,600)
  Refundable income
     taxes................                                 490                                           490
  Inventories.............                              46,777                                        46,777
  Deferred income taxes...                               2,830                                         2,830
  Other...................                    125        2,434                                         2,559
                            ---------   ---------     --------        -------       ---------       --------
Total current assets......          1       2,743       57,699         46,298                        106,741
Investments and other
  assets:
  Deferred income taxes...                               5,997                                         5,997
  Deferred financing fees,
     net..................                 13,745                                                     13,745
  Investment in
     subsidiaries.........   (165,779)   (186,751)       6,906                        345,624
  Other investments.......                  5,688                                                      5,688
  Other...................                              14,915                                        14,915
                            ---------   ---------     --------        -------       ---------       --------
                             (165,779)   (167,318)      27,818                        345,624         40,345
Property, plant and
  equipment:
  Land and improvements...                               7,262                                         7,262
  Buildings...............                              34,077                                        34,077
  Machinery and
     equipment............                             102,019                                       102,019
                            ---------   ---------     --------        -------       ---------       --------
                                                       143,358                                       143,358
  Less accumulated
     depreciation and
     amortization.........                              83,455                                        83,455
                            ---------   ---------     --------        -------       ---------       --------
                                                        59,903                                        59,903
  Capital projects in
     progress.............                               5,790                                         5,790
                            ---------   ---------     --------        -------       ---------       --------
                                                        65,693                                        65,693
                            ---------   ---------     --------        -------       ---------       --------
Total assets..............  $(165,778)  $(164,575)    $151,210        $46,298       $ 345,624       $212,779
                            =========   =========     ========        =======       =========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                            DECEMBER 31, 1998
                            ----------------------------------------------------------------------------------
                                                      COMBINED
                             PARENT                  GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                            ---------   ---------   ------------   -------------   ------------   ------------
LIABILITIES AND
  SHAREHOLDERS' (DEFICIT)
  EQUITY
Current liabilities:
  Accounts payable........  $           $             $ 22,742        $             $               $ 22,742
  Intercompany
     (receivable)
     payable..............    (11,381)   (277,116)     249,150         39,347
  Accrued liabilities.....                  3,387       25,151             45                         28,583
  Current maturities of
     long-term debt.......                  1,450                                                      1,450
                            ---------   ---------     --------        -------       ---------       --------
Total current
  liabilities.............    (11,381)   (272,279)     297,043         39,392                         52,775
Long-term obligations:
  Long-term debt -- less
     current maturities
     (net of unamortized
     discount of
     $3,617)..............                273,483        5,000                                       278,483
  Reserve for product
     liability and
     workers' compensation
     claims...............                              13,639                                        13,639
  Accrued employee
     retirement
     benefits.............                              22,279                                        22,279
                            ---------   ---------     --------        -------       ---------       --------
                                          273,483       40,918                                       314,401
Shareholders' (deficit)
  equity..................   (154,397)   (165,779)    (186,751)         6,906         345,624       (154,397)
                            ---------   ---------     --------        -------       ---------       --------
Total liabilities and
  shareholders' (deficit)
  equity..................  $(165,778)  $(164,575)    $151,210        $46,298       $ 345,624       $212,779
                            =========   =========     ========        =======       =========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                            DECEMBER 31, 1997
                            ----------------------------------------------------------------------------------
                                                      COMBINED
                             PARENT                  GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                            ---------   ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and equivalents....  $      17   $       6     $  3,084        $             $               $  3,107
  Accounts receivable,
     net..................                              62,548          6,502          (6,137)        62,913
  Refundable income
     taxes................                                 664            156                            820
  Inventories.............                              44,670                                        44,670
  Deferred income taxes...                               2,623          1,828                          4,451
  Other...................                               6,636            300                          6,936
                            ---------   ---------     --------        -------       ---------       --------
Total current assets......         17           6      120,225          8,786          (6,137)       122,897
Investments and other
  assets:
  Insurance fund
     investments..........                                             58,579                         58,579
  Deferred income taxes...                               6,445          5,141                         11,586
  Deferred financing fees,
     net..................                 15,098                                                     15,098
  Investment in
     subsidiaries.........   (165,080)   (176,886)                                    341,966
  Other...................                              13,447            749                         14,196
                            ---------   ---------     --------        -------       ---------       --------
                             (165,080)   (161,788)      19,892         64,469         341,966         99,459
Property, plant and
  equipment:
  Land and improvements...                               7,369                                         7,369
  Buildings...............                              34,666                                        34,666
  Machinery and
     equipment............                              97,736            173                         97,909
                            ---------   ---------     --------        -------       ---------       --------
                                                       139,771            173                        139,944
  Less accumulated
     depreciation and
     amortization.........                              77,157            127                         77,284
                            ---------   ---------     --------        -------       ---------       --------
                                                        62,614             46                         62,660
  Capital projects in
     progress.............                               3,169                                         3,169
                            ---------   ---------     --------        -------       ---------       --------
                                                        65,783             46                         65,829
                            ---------   ---------     --------        -------       ---------       --------
Total assets..............  $(165,063)  $(161,782)    $205,900        $73,301       $ 335,829       $288,185
                            =========   =========     ========        =======       =========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

                                                            DECEMBER 31, 1997
                            ----------------------------------------------------------------------------------
                                                      COMBINED
                             PARENT                  GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                            ---------   ---------   ------------   -------------   ------------   ------------
LIABILITIES AND
  SHAREHOLDERS' (DEFICIT)
  EQUITY
Current liabilities:
  Short-term bank debt....  $           $  41,500     $               $             $               $ 41,500
  Accounts payable........                              24,904                                        24,904
  Intercompany
     (receivable)
     payable..............    (11,391)   (314,193)     325,845           (261)
  Accrued liabilities.....                              24,597          6,436          (6,137)        24,896
  Current maturities of
     long-term debt.......                  1,450                                                      1,450
                            ---------   ---------     --------        -------       ---------       --------
Total current
  liabilities.............    (11,391)   (271,243)     375,346          6,175          (6,137)        92,750
Long-term obligations:
  Long-term debt -- less
     current maturities
     (net of unamortized
     discount of
     $4,009)..............                274,541        5,000                                       279,541
  Reserve for product
     liability and
     workers' compensation
     claims...............                                             49,644                         49,644
  Accrued employee
     retirement
     benefits.............                              20,079           (157)                        19,922
                            ---------   ---------     --------        -------       ---------       --------
                                          274,541       25,079         49,487                        349,107
Shareholders' (deficit)
  equity..................   (153,672)   (165,080)    (194,525)        17,639         341,966       (153,672)
                            ---------   ---------     --------        -------       ---------       --------
Total liabilities and
  shareholders' (deficit)
  equity..................  $(165,063)  $(161,782)    $205,900        $73,301       $ 335,829       $288,185
                            =========   =========     ========        =======       =========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
                                                 OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 1998
                               --------------------------------------------------------------------------------
                                                       COMBINED
                                PARENT                GUARANTOR     NON-GUARANTOR
                               COMPANY     ISSUER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                               --------   --------   ------------   -------------   ------------   ------------
Net sales....................  $          $            $436,091       $               $              $436,091
Cost of sales................                           322,451                                       322,451
                               --------   --------     --------       --------        --------       --------
Gross profit.................                           113,640                                       113,640
General and administrative
  expense....................                            31,626                                        31,626
Selling and distribution
  expense....................                            50,165                                        50,165
                               --------   --------     --------       --------        --------       --------
Operating profit.............                            31,849                                        31,849
Income (loss) from equity
  investees..................       146       (103)       1,794                         (1,837)
Other income (expense),
  net........................                  249       (2,323)         2,719                            645
                               --------   --------     --------       --------        --------       --------
Income before interest and
  taxes......................       146        146       31,320          2,719          (1,837)        32,494
Interest expense.............                            30,591                                        30,591
                               --------   --------     --------       --------        --------       --------
Income before provision for
  income taxes...............      146,        146          729          2,719          (1,837)         1,903
Income taxes.................                               832            925                          1,757
                               --------   --------     --------       --------        --------       --------
NET INCOME (LOSS)............  $    146   $    146     $   (103)      $  1,794        $ (1,837)      $    146
                               ========   ========     ========       ========        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
                                                 OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 1997
                               --------------------------------------------------------------------------------
                                                       COMBINED
                                PARENT                GUARANTOR     NON-GUARANTOR
                               COMPANY     ISSUER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                               --------   --------   ------------   -------------   ------------   ------------
Net sales....................  $          $            $416,321       $  2,704        $ (2,704)      $416,321
Cost of sales................                           303,354                                       303,354
                               --------   --------     --------       --------        --------       --------
Gross profit.................                           112,967          2,704          (2,704)       112,967
General and administrative
  expense....................                            26,183          2,501          (1,032)        27,652
Selling and distribution
  expense....................                            49,075                                        49,075
Recapitalization expense.....                            22,714                                        22,714
Non-cash compensation
  charge.....................                            78,527                                        78,527
                               --------   --------     --------       --------        --------       --------
Operating (loss) profit......                           (63,532)           203          (1,672)       (65,001)
(Loss) from equity
  investees..................   (90,507)   (90,507)                                    181,014
Other (expense), net.........                            (1,250)       (14,563)                       (15,813)
                               --------   --------     --------       --------        --------       --------
(Loss) before interest and
  taxes......................   (90,507)   (90,507)     (64,782)       (14,360)        179,342        (80,814)
Interest expense.............                             8,979                                         8,979
                               --------   --------     --------       --------        --------       --------
(Loss) before provision for
  income taxes...............   (90,507)   (90,507)     (73,761)       (14,360)        179,342        (89,793)
Income taxes.................                             4,623         (3,909)                           714
                               --------   --------     --------       --------        --------       --------
NET (LOSS)...................  $(90,507)  $(90,507)    $(78,384)      $(10,451)       $179,342       $(90,507)
                               ========   ========     ========       ========        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF
                                                 OPERATIONS

                                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                                ------------------------------------------------------------------------------
                                                      COMBINED
                                PARENT               GUARANTOR     NON-GUARANTOR
                                COMPANY   ISSUER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                -------   -------   ------------   -------------   ------------   ------------
Net sales.....................  $         $           $366,864        $   687        $   (687)      $366,864
Cost of sales.................                         267,987                                       267,987
                                -------   -------     --------        -------        --------       --------
Gross profit..................                          98,877            687            (687)        98,877
General and administrative
  expense.....................                          22,678          2,509          (1,408)        23,779
Selling and distribution
  expense.....................                          47,908                                        47,908
                                -------   -------     --------        -------        --------       --------
Operating profit (loss).......                          28,291         (1,822)            721         27,190
Income from equity
  investees...................  19,360     19,360                                     (38,720)
Other (loss) income, net......                            (115)         9,629             161          9,675
                                -------   -------     --------        -------        --------       --------
Income before interest and
  taxes.......................  19,360     19,360       28,176          7,807         (37,838)        36,865
Interest expense..............                           7,517                                         7,517
                                -------   -------     --------        -------        --------       --------
Income before provision for
  income taxes................  19,360     19,360       20,659          7,807         (37,838)        29,348
Income taxes..................                           7,413          2,575                          9,988
                                -------   -------     --------        -------        --------       --------
NET INCOME....................  $19,360   $19,360     $ 13,246        $ 5,232        $(37,838)      $ 19,360
                                =======   =======     ========        =======        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH
                                                  FLOWS

                                                   FOR THE YEAR ENDED DECEMBER 31, 1998
                             ---------------------------------------------------------------------------------
                                                      COMBINED
                              PARENT                 GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                             --------   ---------   ------------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES...............  $          $             $ 58,170       $ (6,364)       $              $ 51,806
INVESTING ACTIVITIES
Capital expenditures.......                             (8,940)                                       (8,940)
Insurance fund securities
  available-for-sale:
     Purchases of debt and
       equity securities...                                              (572)                          (572)
Net sales of other
  insurance fund
  investments..............                                             6,936                          6,936
Intercompany
  transactions.............       (16)     45,562      (45,546)
                             --------   ---------     --------       --------        --------       --------
Net cash (used in) provided
  by investing
  activities...............       (16)     45,562      (54,486)         6,364                         (2,576)
FINANCING ACTIVITIES
Repayment of receivables
  facility.................               (41,500)                                                   (41,500)
Repayments of long-term
  debt.....................                (1,450)                                                    (1,450)
                             --------   ---------     --------       --------        --------       --------
Net cash (used in)
  financing activities.....               (42,950)                                                   (42,950)
                             --------   ---------     --------       --------        --------       --------
Net (decrease) increase in
  cash and equivalents.....       (16)      2,612        3,684                                         6,280
Cash and equivalents at
  beginning of year........        17           6        3,084                                         3,107
                             --------   ---------     --------       --------        --------       --------
CASH AND EQUIVALENTS AT END
  OF YEAR..................  $      1   $   2,618     $  6,768       $               $              $  9,387
                             ========   =========     ========       ========        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH
                                                  FLOWS

                                                   FOR THE YEAR ENDED DECEMBER 31, 1997
                             ---------------------------------------------------------------------------------
                                                      COMBINED
                              PARENT                 GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                             --------   ---------   ------------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES...............  $          $             $ 24,318       $ (7,086)       $              $ 17,232
INVESTING ACTIVITIES
Capital expenditures.......                            (11,710)                                      (11,710)
Insurance fund securities
  available-for-sale:
     Purchases of debt and
       equity securities...                                           (79,484)                       (79,484)
     Sale of debt and
       equity securities...                                            59,497                         59,497
Net sales of other
  insurance fund
  investments..............                                            24,073                         24,073
Other (net)................                              4,062                                         4,062
Intercompany
  transactions.............   212,278    (279,505)      67,227             --              --             --
                             --------   ---------     --------       --------        --------       --------
Net cash provided by (used
  in) investing
  activities...............   212,278    (279,505)      59,579          4,086                         (3,562)
FINANCING ACTIVITIES
Redemption of common
  stock....................  (332,899)                                                              (332,899)
Issuance of common stock...   122,716                                                                122,716
Payment of Recapitalization
  fees and expenses........               (37,952)                                                   (37,952)
Refinancing of debt........                            (65,571)                                      (65,571)
Issuance of Senior
  Subordinated Notes,
  net......................               130,950                                                    130,950
Borrowings under Senior
  Credit Facility..........               186,500                                                    186,500
Net (repayments) under
  revolving credit
  agreements...............                             (6,300)                                       (6,300)
Repayments of long-term
  debt.....................                             (6,571)                                       (6,571)
Repurchase of common
  stock....................      (731)                                                                  (731)
Dividends paid.............    (1,691)                                                                (1,691)
Capital contribution.......                             (8,000)         8,000
Other......................                              5,000         (5,000)
                             --------   ---------     --------       --------        --------       --------
Net cash (used in) provided
  by financing
  activities...............  (212,605)    279,498      (81,442)         3,000                        (11,549)
                             --------   ---------     --------       --------        --------       --------
Net (decrease) increase in
  cash and equivalents.....      (327)         (7)       2,455                                         2,121
Cash and equivalents at
  beginning of year........       344          13          629                                           986
                             --------   ---------     --------       --------        --------       --------
CASH AND EQUIVALENTS AT END
  OF YEAR..................  $     17   $       6     $  3,084       $               $              $  3,107
                             ========   =========     ========       ========        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

Q.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED
                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH
                                                  FLOWS

                                                   FOR THE YEAR ENDED DECEMBER 31, 1996
                             --------------------------------------------------------------------------------
                                                     COMBINED
                              PARENT                GUARANTOR     NON-GUARANTOR
                             COMPANY     ISSUER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                             --------   --------   ------------   -------------   ------------   ------------
NET CASH PROVIDED BY (USED
  IN) OPERATING
  ACTIVITIES...............  $          $            $ 24,452       $ (4,934)       $             $  19,518
INVESTING ACTIVITIES
Capital expenditures.......                           (13,048)                                      (13,048)
Insurance fund securities
  available-for-sale:
     Purchases of debt and
       equity securities...                                         (176,034)                      (176,034)
     Sale of debt and
       equity securities...                                          178,623                        178,623
Net sales of other
  insurance fund
  investments..............                                            2,345                          2,345
Other......................                            (7,718)                                       (7,718)
Intercompany
  transactions.............     3,259          3       (3,262)
                             --------   --------     --------       --------        --------      ---------
Net cash provided by (used
  in) investing
  activities...............     3,259          3      (24,028)         4,934                        (15,832)
FINANCING ACTIVITIES
Net borrowings under
  revolving credit
  agreements...............                             7,600                                         7,600
Repayments of long-term
  debt.....................                            (7,642)                                       (7,642)
Repurchase of common
  stock....................    (1,412)                                                               (1,412)
Dividends paid.............    (1,836)                                                               (1,836)
Other......................                               (39)                                          (39)
                             --------   --------     --------       --------        --------      ---------
Net cash (used in) provided
  by financing
  activities...............    (3,248)                    (81)                                       (3,329)
                             --------   --------     --------       --------        --------      ---------
Net increase in cash and
  equivalents..............        11          3          343                                           357
Cash and equivalents at
  beginning of year........       333         10          286                                           629
                             --------   --------     --------       --------        --------      ---------
CASH AND EQUIVALENTS AT END
  OF YEAR..................  $    344   $     13     $    629       $               $             $     986
                             ========   ========     ========       ========        ========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and principal position of each of the directors of Holding and the executive officers of the Company.

     Each director of Holding will hold office until the next annual meeting of shareholders of Holding or until his successor has been elected and qualified. Officers of the Company are appointed by the respective Boards of Directors of Holding and its subsidiaries and serve at the discretion of such Boards, subject to any applicable employment agreements.

                   NAME                     AGE                  POSITION(S)
                   ----                     ---                  -----------
Donald M. Werner..........................  65    Chairman, President, Chief Executive
                                                  Officer, and Director
Howard L. Solot...........................  61    Vice Chairman and Director
Robert P. Tamburrino......................  42    Vice President, Chief Financial Officer
                                                  and Treasurer
Michael E. Werner.........................  39    President, Werner Ladder Co.
Joseph J. Despoy..........................  59    President, Werner Extruded Products
Michael D. Isacco.........................  61    Vice President, Manufacturing
Eric J. Werner............................  36    Chief Administrative Officer, Secretary
                                                  and General Counsel
Savio W. Tung.............................  47    Director
Charles J. Philippin......................  48    Director
Christopher J. Stadler....................  34    Director

     Donald M. Werner has served as President and Chief Executive Officer of Holding since May 1997. From 1995 to 1997, Mr. Werner was President of Werner Ladder Co. Prior to 1995, Mr. Werner served in various positions with the Company including Sales Manager, Vice President -- Marketing and Senior Vice President -- Corporate Sales and Marketing. Mr. Werner also holds various director and officerships at subsidiaries of Holding. Prior to commencing his 41 year career with the Company, Mr. Werner was an aircraft structural design engineer for Grumman Aircraft Co. Mr. Werner is Chairman of the American Hardware Manufacturers Association and served on the boards of directors of the Scaffolding Industry Association and the Hardware Group Association. Mr. Werner is the father of Eric J. Werner, the uncle of Michael E. Werner and the cousin of Howard L. Solot.

     Howard L. Solot has served as a Director of Holding since 1974. He recently served as Executive Vice President and Chief Operating Officer of Holding from 1995 to his retirement in March of 1999. He joined the Company in 1959 and has held various planning, systems, engineering and manufacturing related positions, including Plant Manager, Division General Manager, Vice President -- Engineering and Corporate Planning and Senior Vice President -- Manufacturing. Mr. Solot also holds various director positions at subsidiaries of Holding. Mr. Solot is a member of the board of directors of the Aluminum Extruders Council. Mr. Solot is the cousin of Donald M. Werner.

     Robert P. Tamburrino joined the Company as Vice President, Chief Financial Officer and Treasurer in December 1998. Prior to joining the Company, Mr. Tamburrino served as Chief Financial Officer for the steel service center group of Usinor from 1997 to 1998. From 1991 to 1997, he served Usinor subsidiaries as Senior Vice President and Chief Financial Officer of Francosteel Corporation and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. Mr. Tamburrino held financial and chief executive officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990 and was employed by KPMG Peat Marwick from 1978 to 1984.

     Michael E. Werner has served as President of the Company's Werner Ladder Co. business unit since 1997. Mr. Werner joined the Company in 1988 and has held several positions including Vice President -- National Accounts and Vice President -- Sales & Marketing. Mr. Werner also holds various officerships at subsidiaries of Holding. Prior to joining the Company, Mr. Werner served as Vice President for Mergers, Acquisitions and Investments at Pacific Holding Co. and, prior to that, as an associate in the Mergers & Acquisitions Department of Goldman, Sachs & Co. Mr. Werner is the nephew of Donald M. Werner and the cousin of Eric J. Werner.

     Joseph J. Despoy has served as President of the Company's Werner Extruded Products business unit since 1995. Mr. Despoy joined the Company in 1984 and has served in various positions including: Marketing Manager, Extruded Products; Sales Manager, Mill Products Division; and Vice President, Mill Products
Sales -- Northern Division. Prior to joining Werner, Mr. Despoy held several administrative and marketing positions including Vice President -- Marketing with the Aluminum Association in Washington, D.C.

     Michael D. Isacco has served as Vice President, Manufacturing of the Company since April 1995. Mr. Isacco joined the Company in 1981 as Engineering Administrator and has held a variety of positions with the Company, including Manager of Engineering Administration and Greenville Division Plant Manager. Prior to joining the Company, Mr. Isacco spent twenty years in various positions with the United States Army, retiring in 1979 with the rank of Lieutenant Colonel.

     Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Chief Administrative Officer of the Company since 1995 and General Counsel of the Company since 1993. Prior to joining the Company, Mr. Werner was an associate at the law firm of O'Connor, Broude, Snyder and Aronson. Mr. Werner also holds various officerships at subsidiaries of Holding. Mr. Werner also serves as a director of FNB Corporation. Mr. Werner is the son of Donald M. Werner and the cousin of Michael E. Werner.

     Savio W. Tung has served as a director of Holding since November 1997. He has been an executive of Investcorp, its predecessor or one or more of its wholly-owned subsidiaries since September 1984. Mr. Tung is a director of CSK Auto Corporation, and Star Markets Holdings, Inc.

     Charles J. Philippin has served as a director of Holding since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P. Mr. Philippin is a director of Saks Holdings, Inc., CSK Auto Corporation, The William Carter Company and Falcon Building Products, Inc.

     Christopher J. Stadler has served as a director of Holding since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a Director with CS First Boston Corporation. Mr. Stadler is a director of CSK Auto Corporation, The William Carter Company and Falcon Building Products, Inc.

DIRECTOR COMPENSATION

     Holding does not pay any additional remuneration to its employees or to executives of Investcorp for serving as directors. The Company does reimburse directors for any expenses incurred in attending meetings. See " -- Executive Compensation."

SHAREHOLDER RIGHTS AGREEMENT

     Pursuant to the Shareholder Rights Agreement entered into on the Recapitalization Closing Date, (i) Class D Investors have a right to designate at least a majority of Holding's Board, (ii) the Chief Executive Officer of Holding shall be a director, and, (iii) depending on the size of the board, the following shareholders, Donald M. Werner, Howard L. Solot, Michael E. Werner, Eric J. Werner, Michael J. Solot, Craig R. Werner and Bruce D. Werner (collectively, the "Management Shareholders") are entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors minus one. See "Certain Transactions -- Agreements with Certain Shareholders -- Shareholder Rights Agreement."

ITEM 11. EXECUTIVE COMPENSATION

  Summary Compensation Table

     The following table sets forth information concerning annual and long-term compensation (for 1998 and 1997) awarded to, earned by or paid to the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in " -- Employment Arrangements" below.

                                                                      LONG TERM
                                                                     COMPENSATION
                                                                     ------------
                                       ANNUAL COMPENSATION ($)        SECURITIES
                                    ------------------------------    UNDERLYING
                                                      OTHER ANNUAL   OPTION/SARS         ALL OTHER
NAME AND PRINCIPAL POSITIONS  YEAR  SALARY    BONUS   COMPENSATION     (SHARES)       COMPENSATION(a)
----------------------------  ----  -------  -------  ------------   ------------     ---------------
Donald M. Werner(1).......    1998  407,093  163,013    107,633          585               630,000
  President, Chief            1997  414,923  297,920    100,104           --             2,000,000
  Executive Officer
Howard L. Solot(2)........    1998  386,036  162,042     98,250           --               626,500
  Chief Operating             1997  413,058  297,920     65,041           --             2,000,000
  Officer, Executive Vice
  President
Michael E. Werner(3)......    1998  234,630   73,162     34,426          500               351,000
  President of Werner         1997  222,942  134,952    182,137           --                    --
  Ladder Co.
Eric J. Werner(4).........    1998  183,493   61,906     36,873          300               326,250
  Chief Administrative        1997  214,961   84,448     28,775           --                    --
  Officer, Secretary,
  General Counsel
Joseph J. Despoy(5).......    1998  175,471   36,225     58,890          100               262,500
  President of Werner         1997  169,288   74,813     52,089           --                    --
  Extruded Products

---------------

(a) See the following section "Compensation Relating to the Recapitalization" for a detailed explanation of amounts in this column.
(1) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $75,902 and $67,972 in respect of life insurance premiums paid by the Company in 1998 and 1997,respectively, $5,000 and $4,750 in respect of matching contributions made under the 401(k) Plan in 1998 and 1997, respectively, $8,863 and $11,873 in respect of accruals under the Retiree Health Plan in 1998 and 1997, respectively, $3,063 and $2,625 of imputed income arising from the personal use of a Company provided automobile in 1998 and 1997, respectively, $14,805 and $6,798 for financial planning services in 1998 and 1997, respectively, and $0 and $6,086 of imputed interest in 1998 and 1997, respectively. The amount shown for Mr. Werner under All Other Compensation reflects payments of $630,000 relating to payments made under his Employee Protection Agreement in

    1998 and $2,000,000 relating to the acceleration of additional pension and consulting payments as part of the Recapitalization in 1997.
(2) Mr. Solot retired effective March 1999. The amount shown for Mr. Solot under Other Annual Compensation reflects payments of $46,582 and $32,795 in respect of life insurance premiums paid by the Company in 1998 and 1997, respectively, $5,000 and $4,750 in respect of matching contributions made under the 401(k) Plan in 1998 and 1997, respectively, $8,685 and $11,136 in respect of accruals under the Retiree Health Plan in 1998 and 1997, respectively, $9,512 and $7,030 of imputed income arising from the personal use of a Company provided automobile in 1998 and 1997, respectively, and $28,471 and $9,330 for financial planning services in 1998 and 1997, respectively. The amount shown for Mr. Solot under All Other Compensation reflects payments of $626,500 relating to payments made under his Employee Protection Agreement in 1998 and $2,000,000 relating to the acceleration of additional supplemental pension and consulting payments as a result of the Recapitalization in 1997.
(3) The amount shown for Michael E. Werner under Other Annual Compensation reflects payments of $8,374 and $8,044 in respect of life insurance premiums paid by the Company in 1998 and 1997, respectively, $4,463 and $3,062 in respect of matching contributions made under the 401(k) Plan in 1998 and 1997, respectively, $6,368 and $6,382 in respect of accruals under the Retiree Health Plan in 1998 and 1997, respectively, $3,063 and $3,889 of imputed income arising from the personal use of a Company provided automobile in 1998 and 1997, respectively, $50,391 of moving expense in 1997, $107,119 of special pay in 1997 and $12,158 and $3,250 of financial planning services in 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $351,000 made under his Employee Protection Agreement in 1998.
(4) The amount shown for Eric J. Werner under Other Annual Compensation reflects payments of $7,811 and $6,935 in respect of life insurance premiums paid by the Company in 1998 and 1997, respectively, $5,000 and $4,750 in respect of matching contributions made under the 401(k) Plan in 1998 and 1997, respectively, $5,533 and $5,431 in respect of accruals under the Retiree Health Plan in 1998 and 1997, respectively, $7,399 and $4,766 of imputed income arising from the personal use of a Company provided automobile in 1998 and 1997, respectively, and $11,130 and $6,893 of financial planning services in 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $326,250 made under his Employee Protection Agreement in 1998.
(5) The amount shown for Mr. Despoy under Other Annual Compensation reflects payments of $28,507 and $26,841 in respect of life insurance premiums paid by the Company in 1998 and 1997, respectively, $4,890 and $2,716 in respect of matching contributions made under the 401(k) Plan in 1998 and 1997, respectively, $22,319 and $19,689 in respect to accruals under the Retiree Health Plan in 1998 and 1997, respectively, $1,174 and $1,098 of imputed income arising from the personal use of a Company provided automobile in 1998 and 1997, respectively, and $2,000 and $1,745 of financial planning services in 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $262,500 made under his Employee Protection Agreement in 1998.

COMPENSATION RELATED TO THE RECAPITALIZATION

  Consulting Agreements
     As part of the Company's succession plan, the Company Board determined in December 1996 to provide each of Richard L. Werner, Robert I. Werner, Donald M. Werner and Howard L. Solot a Consulting Agreement and an additional supplemental pension to be entered into or paid (as the case may be) at the time that each of the foregoing retires from the Company subject to certain acceleration provisions. Accordingly, in April 1997, each of Richard L. Werner and Robert I. Werner entered into a four-year Consulting Agreement providing for consulting fees of $250,000 per annum and received an additional supplemental pension of $1 million. Pursuant to the December 1996 awards, a change of control of Holding results in the acceleration of such payments. The Recapitalization constituted a change of control for purposes of the Consulting Agreements, and, as a result, all remaining amounts under the Consulting Agreements were accelerated and paid to each of Richard L. Werner and Robert I. Werner on the Recapitalization Closing Date. In addition, pursuant to the December 1996 awards, each of Donald
M. Werner and Howard L. Solot became entitled to receive, at the time of the Transactions, all amounts that they would have received had they retired as of such time, pursuant to the terms of additional supplemental pensions and the acceleration of their Consulting Agreements. Such amounts totalling $2 million each were paid by Holding on the Recapitalization Closing Date. See "-- Pension Plans." After all such payments were made pursuant to the acceleration, the Consulting Agreements terminated pursuant to their terms.

  Employee Protection Agreements

     In connection with the Recapitalization, Holding entered into Employee Protection Agreements with approximately 50 employees, including the Named Executive Officers and the Company's other senior management. The Employee Protection Agreements provided for payments ranging from 50% to 150% of a year's salary to be paid to each covered employee (i) who remains employed on the first anniversary of a change in control of Holding or (ii) prior to such anniversary
(A) whose employment is terminated by Holding other than for cause or (B) who suffers a "material employment change" (as defined in the Employee Protection Agreements).

  Employment Arrangements

     Pursuant to the Recapitalization Agreement, Holding entered into employment agreements with each of Donald M. Werner, Howard L. Solot, Michael E. Werner, Eric J. Werner and three other senior managers of the Company. In addition, in December 1998, the Company entered into an Employment Agreement with Robert P. Tamburrino. The employment agreements for all of these officers are collectively referred to as the "Employment Agreements." Each of the Employment Agreements is for a term of three years. The Employment Agreements for Named Executive Officers provide for a base annual salary in the following amounts: $406,000 for Donald M. Werner, $385,000 for Howard L. Solot, $183,000 for Eric J. Werner, $234,000 for Michael E. Werner and $250,000 for Robert P. Tamburrino. In addition to such executive's salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 90% of annual salary for Donald M. Werner and Howard L. Solot, 60% of annual salary for Eric J. Werner, 70% of annual salary for Michael E. Werner and 60% of annual salary for Robert P. Tamburrino. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company Board. Under the Employment Agreements, Holding may only terminate such executives' employment, without obligation for severance, for cause. If an executive's employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months' base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive's employee benefits for 12 months. The Employment Agreements define "cause" as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. "Good reason" is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the Recapitalization, adverse changes in duties and forced relocation.

  Management Stock Incentive Plan

     Pursuant to the Recapitalization Agreement, Holding adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. On December 15, 1998 the Company issued options representing approximately 6.6% of the outstanding post-Recapitalization common stock to certain members of senior management, including the Named Executive Officers. The exercise price for options granted is equal to the Cash Redemption Price. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding. Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee's employment with the Company, Holding has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding, to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         NUMBER OF SECURITIES        % OF TOTAL
                              UNDERLYING            OPTIONS/SARS                                   GRANT
                              OPTION/SAR        GRANTED TO EMPLOYEES   EXERCISE    EXPIRATION      DATE
         NAME                  GRANTED             IN FISCAL YEAR        PRICE        DATE       VALUE(1)
         ----            --------------------   --------------------   ---------   ----------   -----------
Donald M. Werner
  President, Chief
  Executive Officer                585                   11.8          $2,421.29   12/24/2004   $340,007.85
Michael E. Werner
  President of Werner
  Ladder Co.                       500                   10.1          $2,421.29   12/24/2004   $290,605.00
Eric J. Werner
  Chief Administrative
  Officer,
  Secretary and General
  Counsel                          300                   6.05          $2,421.29   12/24/2004   $174,363.00
Joseph J. Despoy
  President of Werner
  Extruded Products                100                   2.02          $2,421.29   12/24/2004   $ 58,121.00

--------------------------------------------------------------------------------

(1) For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model. See Note H to the Company's Consolidated Financial Statements.

  Stock Loan Plan

     Pursuant to the Recapitalization Agreement, Holding adopted a Stock Loan Plan in order to make loans to certain members of management entering into certain stock purchase agreements between management participants and the Investors (the "Loan Participants") in amounts that do not exceed the sum of (i) 50% of the purchase price of the shares of Class C Common Stock purchased by the Loan Participant and (ii) the amount of the retention bonus to be paid by Holding to the Loan Participant pursuant to the respective Employee Protection Agreement. Loans made pursuant to the Stock Loan Plan will mature in seven years, and will bear interest at the Company's effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding will negotiate with each Loan Participant the amount of principal to be paid from such Loan Participant's annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of at least $2 million are available for purchase pursuant to the Stock Loan Plan and management stock purchase agreements.

  Pension Plans

     The Company's salaried employees receive an annual lifetime pension (up to $130,000, as adjusted) benefit based on years of service and salary under the Werner Holding Co. (DE), Inc. Salaried Employees' Pension Plan, a funded, tax-qualified defined benefit plan covering all salaried employees (the "Retirement Plan"). Certain Named Executive Officers also receive pension benefits under the Werner Holding Co. (DE), Inc. Supplemental Pension Plan A and/or the Werner Holding Co. (DE), Inc. Supplemental Pension Plan B. The following tables show the estimated aggregate annual benefits payable at age 65 to Named Executive Officers retiring at age 65 with the indicated average compensation and years of credited service from both the Retirement Plan and the applicable Supplemental Pension Plans.

            A. PENSION PLAN TABLE: ANNUAL BENEFITS PAYABLE AT AGE 65

                                                      YEARS OF SERVICE
               ----------------------------------------------------------------------------------------------
REMUNERATION      5        10         15         20         25         30         35         40         45
------------   -------   -------   --------   --------   --------   --------   --------   --------   --------
  $100,000     $ 6,370   $12,741   $ 19,111   $ 25,481   $ 31,852   $ 38,222   $ 45,370   $ 52,519   $ 59,668
   200,000      13,519    27,038     40,557     54,075     67,594     81,113     95,410    109,707    124,004
   300,000      20,667    41,335     62,002     82,670    103,337    124,004    145,450    166,895    188,341
   400,000      27,816    55,632     83,448    111,264    139,080    166,895    195,490    224,084    252,678
   500,000      34,964    69,929    104,893    139,858    174,822    209,787    245,529    281,272    317,014

            B. PENSION PLAN TABLE: ANNUAL BENEFITS PAYABLE AT AGE 65

                                               YEARS OF SERVICE AS AN OFFICER
               ----------------------------------------------------------------------------------------------
REMUNERATION      5        10         15         20         25         30         35         40         45
------------   -------   -------   --------   --------   --------   --------   --------   --------   --------
  $300,000     $     0   $14,297   $ 21,446   $ 28,594   $ 35,743   $ 42,891   $ 50,040   $ 57,188   $ 64,337
   400,000           0    19,063     28,594     38,125     47,657     57,188     66,720     76,251     85,782
   500,000           0    23,828     35,743     47,657     59,571     71,485     83,399     95,314    107,228
   600,000           0    28,594     42,891     57,188     71,485     85,782    100,079    114,376    128,673
   700,000           0    33,360     50,040     66,720     83,399    100,079    116,759    133,439    150,119
   800,000           0    38,125     57,188     76,251     95,314    114,376    133,439    152,502    171,565
   900,000           0    42,891     64,337     85,782    107,228    128,673    150,119    171,565    193,010

     The benefits listed in the tables are not subject to any deduction for Social Security. The benefits listed in Table A are computed on the basis of the average salary of the employee (excluding bonuses) for the three consecutive full calendar years out of the last 10 years prior to retirement that provide the highest average. The benefits listed in Table B are computed on the basis of the average salary of the employee (including bonuses) for the three consecutive full calendar years out of the last 10 years prior to retirement that provide the highest average.

     Supplemental Pension Plans A and B are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by Employee Retirement Income Saving Act (ERISA), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company's Management Committee and Supplemental Pension Plan B covers all the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation. Executives must have spent at least ten years as either an elected salaried corporate officer or a member of the Management Committee of the Company which includes all of the named executive officers to be eligible. Eligibility for supplemental plans is conditioned upon participants' compliance with a non-competition agreement.

     The compensation used for pension formula purposes is annual base pay alone for the qualified Retirement Plan (subject to IRS limits, currently at $160,000 per year) and both base pay and annual bonus (without regard to any limits) for the nonqualified Supplemental Plans. The base salaries and bonuses of each of the named executive officers for 1998 are set forth in the Summary Compensation Table.

     The respective years of credited service for the Named Executive Officers as of December 31, 1998 are: Donald M. Werner, 40; Howard L. Solot, 39; Michael
E. Werner, 10; Eric J. Werner, 10; and Joseph J. Despoy, 15.

COMMITTEES OF THE BOARD OF DIRECTORS;
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The full board of directors of Werner determines the compensation for management of Werner. Donald M. Werner and Howard L. Solot are members of the board of directors of Werner. The compensation for the Named Executive Officers, except for Mr. Despoy, is determined under each such officer's employment agreement.

     None of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, the officers of which served on any of the boards of directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

     All of outstanding voting stock of Werner Holding Co. (DE), Inc. is owned by Holding. The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding.

     The Class A Stock, Class B Stock and Class D Common Stock are the only classes of Holding's capital stock that have the power to vote. The Class A Stock and Class B Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share.

     The table sets forth for such periods (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding, (ii) each person who is a director of Holding or Named Executive Officer of the Company who is expected to beneficially own shares of voting stock of Holding and (iii) all directors of Holding and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

     Investcorp and the Investors beneficially own approximately 67% of the outstanding voting stock of Holding and the pre-Recapitalization existing shareholders, including certain members of management, now own approximately 33% of the outstanding voting stock of Holding. In addition, the Investors own 4,682 shares of Class C Common Stock and 45,000 shares of Class E Common Stock. See "Certain Transactions -- Agreements with Certain Shareholders" and "The Transactions."

                                                                 NUMBER          %
                                                              OF SHARES(1)    OF CLASS
                                                              ------------    --------
CLASS A VOTING STOCK
Noel Berk-Rauch.............................................        142          6.9
Aleena R. Shapiro(2)........................................        110          5.3
Howard L. Solot(3)..........................................        361         17.5
Donald M. Werner............................................        388         18.8
Richard L. Werner Revocable Trust(4)........................        331         16.1
Ronald E. Werner(5).........................................        240         11.7
All directors and executive officers as a group, including
  certain of the above named persons........................        884         42.9
CLASS B VOTING STOCK
Howard L. Solot(6)..........................................      1,415          6.3
Bruce D. Werner Trust(7)....................................      1,399          6.2
Craig R. Werner Trust(8)....................................      1,508          6.7
Michael E. Werner Revocable Trust(9)........................      1,496          6.7
Donald M. Werner(10)........................................        769          3.5
Eric J. Werner(11)..........................................      1,384          6.2
Ronald E. Werner(12)........................................      1,746          7.8
All directors and executive officers as a group, including
  certain of the above named persons........................      5,064         22.6

                                                                 NUMBER          %
                                                              OF SHARES(1)    OF CLASS
                                                              ------------    --------
CLASS D VOTING STOCK
INVESTCORP S.A.(13)(14).....................................      1,000        100.0
SIPCO Limited(15)...........................................      1,000        100.0
CIP Limited(16)(17).........................................        920         92.0
Ballet Limited(16)(17)......................................         92          9.2
Denary Limited(16)(17)......................................         92          9.2
Gleam Limited(16)(17).......................................         92          9.2
Highlands Limited(16)(17)...................................         92          9.2
Noble Limited(16)(17).......................................         92          9.2
Outrigger Limited(16)(17)...................................         92          9.2
Quill Limited(16)(17).......................................         92          9.2
Radial Limited(16)(17)......................................         92          9.2
Shoreline Limited(16)(17)...................................         92          9.2
Zinnia Limited(16)(17)......................................         92          9.2
INVESTCORP Investment Equity Limited(14)....................         80          8.0

---------------

 (1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

 (2) Ms. Shapiro does not directly own any stock in Holding. The number of shares shown as owned are held in the name of Rauch Trust of which Aleena
     R. Shapiro is Trustee. Ms. Shapiro disclaims the beneficial ownership of such shares.

 (3) Includes 36.47 shares of Class A Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

 (4) Includes 27.93 shares of Class A Stock held in the name of the Lois S. Werner Revocable Trust. Lois S. Werner is the spouse of Mr. Werner.

 (5) Includes 238.85 shares of Class A Stock held in the name of the Florence J. Werner Irrevocable Trust of which Ronald E. Werner is the trustee. Mr. Werner disclaims the beneficial ownership of such shares.

 (6) Includes 212.17 shares of Class B Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

 (7) Includes 17.30 shares of Class B Stock held as joint tenant with Tammy H. Werner and 391.01 shares of Class B Stock held in the name of the Bruce D. Werner Family Limited Partnership.

 (8) Includes 582.16 shares of Class B Stock owned by the Craig R. Werner Family Limited Partnership.

 (9) Includes 179.98 shares of Class B Stock held in the name of the Laura W. Werner Revocable Trust, 102.92 shares of Class B Stock held in the name of the Jonathan C. Werner Gift Trust, 57.65 shares of Class B Stock held in the name of the Margot A. Werner Gift Trust and 102.92 shares of Class B Stock held in the name of the Stephanie N. Werner Gift Trust.

(10) Includes 22 shares of Class B Stock owned with Barbara Werner as joint tenants and 88 shares of Class B Stock held in the name of Barbara Werner.

(11) Includes 29.48 shares of Class B Stock owned with Melanie R. Werner as joint tenants, 274.56 shares of Class B Stock held in the name of Melanie
     R. Werner, Custodian for Isabelle N. Werner and 274.56 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Sophia K. Werner.

(12) Includes 1,035.74 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 200.17 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

(13) Investcorp does not directly own any stock in Holding. The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (15) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see
     (18) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Holding voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(14) INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(15) SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(16) CIP Limited ("CIP") owns no stock in Holding. CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (18) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holding held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holding's voting stock.

(17) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

  Right of First Offer; Tag-Along Rights

     Pursuant to the Restated Articles, prior to an initial public offering of the capital stock of Holding, any holder of Class A Stock or Class B Stock that intends to sell any shares of such stock will be required to furnish notice to Holding of such holder's intent to sell such shares. Following the receipt of such notice, Holding will have the option to purchase such stock on the same terms as the proposed sale. In addition, if any holder of Class D Common Stock proposes to transfer shares of such stock, holders of the other classes of Holding capital stock will have certain tag-along rights with respect thereto. Any shares for which any holders elect to exercise such tag-along rights but whose shares are not sold in connection therewith will have such shares redeemed by Holding, to the extent it is legally permitted to do so.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH CERTAIN SHAREHOLDERS

  Consulting and Financial Services Agreements

     In connection with the Recapitalization the Company entered into an agreement for management advisory and consulting services for a five-year term with Investcorp International, Inc. ("III"), III, pursuant to which the Company prepaid III $5.0 million upon closing.

  Shareholder Rights Agreement

     On the Recapitalization Closing Date, Holding executed the Shareholder Rights Agreement with each of the Management Shareholders and each holder of Class D Common Stock ("Class D Investors"). The Shareholder Rights Agreement contains the following provisions: (i) the right, following an initial public offering of Holding's capital stock, in favor of the Class D Investors to require the Management Shareholders to sell their remaining equity interests in Holding if the Class D Investors decide to sell as a group 85% or more of their remaining equity interests in the Company and the Class D Investors hold at that time (prior to giving effect to the proposed sale) more than 80% of the shares of Class D Common Stock purchased by the Investors in the Recapitalization, (ii) the right in favor of all holders of Holding's capital stock, during the period beginning immediately after the Closing Date and continuing until, but ending prior to, an initial public offering, to participate on a pro rata basis in equity financings by the Company (other than issuances of equity securities in connection with stock incentive or compensation plans approved by Holding's Board of Directors or in connection with business acquisitions by Holding) if the securities to be issued by the Company are not being issued at fair market value as determined in good faith by Holding's Board of Directors, (iii) certain demand and piggy-back registration rights in favor of the Class D Investors and certain piggy-back registration rights in favor of all other shareholders of Holding, (iv) the obligation of the Management Shareholders to enter into certain customary "lock-up" agreements with underwriters in future public offerings, and (v) an agreement by the Class D Investors and the Management Shareholders to vote their respective shares such that (a) at least a majority of Holding's Board will consist of persons designated by the Class D Investors,
(b) the Chief Executive Officer of Holding shall be a director and (c) depending on the size of the board, the Management Shareholders shall be entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors (rounded to the nearest whole number) minus one.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Financial Statements

         The financial statements set forth in the Index are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

         None.

     (c) Exhibits:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
  2       Amended and Restated Recapitalization Agreement, dated as of
          October 27, 1997, by and among Holding and certain investors organized by Investcorp S.A. (filed as Exhibit 2 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
  3.1     Certificate of Incorporation of Werner Holding Co. (DE),
          Inc. (filed as Exhibit 3.1 to Registrant's Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
  3.2     By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit
          3.2 to Registrant's Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.2.1   Certificate of Ownership and Merger of Werner Holding Co.
          (DE), Inc. regarding merger of Werner Financial Inc. with
          and into Werner Holding Co. (DE), Inc.
  3.3     Amended and Restated Articles of Incorporation of Werner
          Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Registrant's
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
  3.4     By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit
          3.4 to Registrant's Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.5     Articles of Incorporation of Werner Co. (filed as Exhibit
          3.5 to Registrant's Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.5.1   Articles of Merger of Werner Co. regarding merger of R.D.
          Arizona Ladder Corp. with and into Werner Co.
  3.5.2   Articles of Merger of Werner Co. regarding merger of Phoenix
          Management Services, Inc., Werner Management Co., Florida
          Ladder Company, Kentucky Ladder Company and Gold Medal
          Ladder Company with and into Werner Co.
  3.5.3   Articles of Merger of Werner Co. regarding merger of Olympus
          Properties, Inc. with and into Werner Co.
  3.6     By-laws of Werner Co. (filed as Exhibit 3.6 to Registrant's
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
  3.7     Certificate of Incorporation of WIP Technologies, Inc.
          (filed as Exhibit 3.19 to Registrant's Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
  3.8     By-laws of WIP Technologies, Inc. (filed as Exhibit 3.20 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
  3.9     Certificate of Incorporation of Werner Funding Corporation
  3.10    By-laws of Werner Funding Corporation
  4.1     Indenture between the Company and IBJ Schroder Bank & Trust
          Company, as Trustee, dated as of November 24, 1997 (filed as
          Exhibit 4.1 to Registrant's Form S-4 Registration Statement
          No. 333-46607 and incorporated herein by reference).
  4.2     Form of Note (included as Exhibit B to Exhibit 4.1 in
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
  4.3     Registration Rights Agreement among the Company, Chase
          Securities Inc., Donaldson, Lufkin & Jenrette Securities
          Corporation and Goldman, Sachs & Co. dated November 24, 1997
          (filed as Exhibit 1.2 in Registrant's Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
  4.4     Form of Letter of Transmittal (filed as Exhibit 1.3 in
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.1     Form of Employee Protection Agreements between Holding and certain employees (schedule attached) (filed as Exhibit 10.1 to Registrant's Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.2     Shareholder Agreement, dated as of November 24, 1997, by and among Holding, Investcorp Investment Equity Limited, certain other holders of shares of Class D Common Stock of Holding and the other individuals listed on the signature pages
          thereto (filed as Exhibit 10.2 to Registrant's Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.3     Form of Employment Agreement, dated as of November 24, 1997, between Werner Management Co. and certain named executive
          officers (filed as Exhibit 10.3 to Registrant's Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.4     Management Stock Incentive Plan, established by Werner
          Holding Co. (PA), Inc. as of November 24, 1997 (filed as
          Exhibit 10.4 to Registrant's Form S-4 Registration Statement
          No. 333-46607 and incorporated herein by reference).
 10.5     Form of Stock Option Agreements pursuant to Stock Incentive
          Plan between Werner Holding Co. (PA), Inc. and certain
          employees (schedule attached) (filed as Exhibit 10.5 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.6     Trust Indenture, dated as of September 1, 1990, between the
          County of Carroll, Kentucky and Dai-Ichi Kangyo Trust
          Company (filed as Exhibit 10.6 to Registrant's Amendment No.
          1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.7     Variable Rate Demand Industrial Building Revenue Bonds
          issued by the County of Carroll, Kentucky (filed as Exhibit
          10.7 to Registrant's Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.8     Lease Agreement, dated as of September 1, 1990, between
          County of Carroll, Kentucky and Kentucky Ladder Company
          (filed as Exhibit 10.8 to Registrant's Amendment No. 1 to
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.9     Employment Agreement between Werner Co. and Robert P.
          Tamburrino.
 10.10    Master Registration Rights Agreement, dated as of November
          24, 1997, by Werner Holding Co. (PA), Inc. for the benefit of certain shareholders (filed as Exhibit 10.10 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.11    Werner 1997 Stock Loan Plan (filed as Exhibit 10.11 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.12    Credit Agreement, dated as of November 24, 1997, among the
          Company, Bankers Trust Company, as Administrative Agent and
          Co-Arranger, Merrill Lynch Capital Corporation, as
          Syndication Agent and as Co-Arranger, The Chase Manhattan
          Bank, as Documentation Agent, and Goldman Sachs Credit
          Partners L.P., as Co-Agent (filed as Exhibit 10.12 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.13    Pension Plan for Certain Hourly Bargaining Unit Employees of
          Werner Co. (filed as Exhibit 10.13 to Registrant's Amendment
          No. 1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.14    Retirement Plan for Salaried Employees of Werner Holding Co.
          (DE), Inc. (filed as Exhibit 10.14 to Registrant's Amendment
          No. 1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.15    Supplemental Pension Plan A Applicable to Key Executives of
          Werner Holding Co. (DE), Inc., its Parent and Subsidiaries
          (filed as Exhibit 10.15 to Registrant's Amendment No. 1 to
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.16    Supplemental Pension Plan B Applicable to Elected Salaried
          Corporate Officers of Werner Holding Co. (DE), Inc., its
          Parent and Subsidiaries (filed as Exhibit 10.16 to
          Registrant's Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.17    Amendment to the Supplemental Pension Plan B Applicable to
          Elected Salaried Corporate Officers of Werner Holding Co.
          (DE), Inc., its Parent and Subsidiaries (filed as Exhibit
          10.17 to Registrant's Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.18    Werner Holding Co. (DE), Inc. Employee Savings Plan (filed as Exhibit 10.18 to Registrant's Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.19    Form of Management Stock Purchase Agreement between Stepup
          Limited, Werner Holding Co. (PA), Inc. and certain
          individuals (filed as Exhibit 10.19 to Registrant's Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.20    Form of Loan and Pledge Agreement of Werner Holding Co.
          (PA), Inc. (filed as Exhibit 10.20 to Registrant's Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.21    Agreement for Management Advisory, Strategic Planning and
          Consulting Services between the Company and Investcorp
          International, Inc. (filed as Exhibit 10.21 to Registrant's
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.22    Financing Advisory Agreement between the Company and
          Investcorp International Inc. (filed as Exhibit 10.22 to
          Registrant's Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.23    Stand-By Commitment Letter of Invifin S.A. (filed as Exhibit
          10.23 to Registrant's Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
 10.24    Reinsurance Agreement, dated March 31, 1998, among
          Manufacturer's Indemnity and Insurance Company of America
          and National Union Fire Insurance Company of Pittsburgh, PA.
          (filed as Exhibit No. 10.24 to Registrant's Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.25    Agreement, dated March 31, 1998, among National Union Fire
          Insurance Company of Pittsburgh, PA, Manufacturer's
          Indemnity and Insurance Company of America and the
          Reinsurers named therein (filed as Exhibit No. 10.25 to
          Registrant's Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.26    Assumption Agreement, dated March 31, 1998, among National
          Union Fire Insurance Company of Pittsburgh, PA,
          Manufacturer's Indemnity and Insurance Company of America
          and Werner Holding Co. (PA), Inc. (filed as Exhibit No.
          10.26 to Registrant's Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.27    Novation and Assumption Agreement, dated March 31, 1998,
          among Insurance Company of North America, National Union
          Fire Insurance Company of Pittsburgh, PA and Werner Holding
          Co. (PA), Inc. (filed as Exhibit No. 10.27 to Registrant's
          Amendment No. 1 to Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.28    Commutation Agreement, dated March 31, 1998, between
          Insurance Company of North America, Pacific Employers
          Insurance Company and CIGNA Insurance Company of Illinois,
          and Manufacturer's Indemnity and Insurance Company (filed as
          Exhibit No. 10.28 to Registrant's Amendment No. 1 to Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.29    Indemnity Agreement, dated March 31, 1998, between National
          Union Fire Insurance Company of Pittsburgh, PA and Werner
          Holding Co. (PA), Inc. (filed as Exhibit No. 10.29 to
          Registrant's Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.30    Novation Agreement, dated March 31, 1998, among The
          Travelers Indemnity Company of Hartford, Connecticut,
          certain of its subsidiaries and affiliates, Werner Holding
          Co. (PA), Inc. and certain of its subsidiaries, and National
          Union Fire Insurance Company of Pittsburgh, PA. (filed as
          Exhibit No. 10.30 to Registrant's Amendment No. 1 to Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.31    Receivables Purchase Agreement dated as of May 29, 1998
          among Werner Funding Corporation, Werner Co., Market Street
          Funding Corporation and PNC Bank, National Association
          (filed as Exhibit 10.1 to Registrant's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1998 and
          incorporated herein by reference).
 10.32    Purchase and Sale Agreement dated as of May 29, 1998 between
          Werner Funding Corporation and Werner Co. (filed as Exhibit
          10.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998 and incorporated herein by
          reference).
 10.33    Third Amendment to the Werner Holding Co. (DE), Inc.
          Employee Savings Plan (filed as Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998 and incorporated herein by reference).
 10.34    Third Amendment to the Retirement Plan for Salaried
          Employees of Werner Holding Co. (DE), Inc. (filed as Exhibit
          10.2 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 and incorporated herein by reference).
 10.35    Second Amendment to the Pension Plan for Certain Hourly
          Bargaining Unit Employees of Werner Co. (filed as Exhibit
          10.3 to Registrant's Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1998 and incorporated herein by reference).
 10.36    Premium Conversion Plan of Werner Holding Co. (DE), Inc.
 21       Subsidiaries of the Company.
 27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WERNER HOLDING CO. (DE), INC.

                                          By: /s/ DONALD M. WERNER

                                            ------------------------------------
                                            Donald M. Werner
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.


                /s/ DONALD M. WERNER                        Chairman of the Board, Chief Executive Officer and
-----------------------------------------------------       President (Principal Executive Officer)
                  Donald M. Werner

              /s/ ROBERT P. TAMBURRINO                      Vice President, Chief Financial Officer and Treasurer
-----------------------------------------------------       (Principal Financial Officer and Principal Accounting
                Robert P. Tamburrino                        Officer)

                 /s/ HOWARD L. SOLOT                        Vice Chairman of the Board
-----------------------------------------------------
                   Howard L. Solot

                  /s/ SAVIO W. TUNG                         Director
-----------------------------------------------------
                    Savio W. Tung

              /s/ CHARLES J. PHILIPPIN                      Director
-----------------------------------------------------
                Charles J. Philippin

             /s/ CHRISTOPHER J. STADLER                     Director
-----------------------------------------------------
               Christopher J. Stadler