Form 10-Q
period 1999-03-31
WERNER HOLDING CO INC /DE/
filed 1999-05-17
CIK 1056112

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 31, 1999         Commission file number 333-46607


                          WERNER HOLDING CO. (DE), INC.
             (Exact name of Registrant as specified in its charter)


Delaware                                                                             25-1581345
(State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification No.)
   organization)

1105 North Market Street, Suite 1300
Wilmington, Delaware                                                19899
(Address of principal executive offices)                         (zip code)

(302) 478-5732
Registrant's telephone number, including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                              Yes x       No


As of March 31, 1999  there were 1,000 shares of common stock outstanding.

                                      INDEX

                          Werner Holding Co. (DE), Inc.

                                    Form 10-Q
                           Period Ended March 31, 1999

PART I  FINANCIAL INFORMATION
-----------------------------

Item 1.  Financial Statements of Werner Holding Co. (PA), Inc. (Unaudited)

          Condensed Consolidated Balance Sheets--March 31, 1999 and
             December 31, 1998............................................................. 1
          Condensed Consolidated Statements of Operations--Three Months
             Ended March 31, 1999 and 1998................................................. 2
          Condensed Consolidated Statements of Changes in Shareholders' Equity
             (Deficit)-Three  Months Ended March 31, 1999 and 1998......................... 3
          Condensed Consolidated Statements of Cash Flows--Three Months
             Ended March 31, 1999 and 1998................................................. 4
          Notes to Condensed Consolidated Financial Statements............................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations of Werner Holding Co. (PA), Inc. ....................17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................21

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.................................................................22

Item 6.  Exhibits and Reports on Form 8-K..................................................22

SIGNATURE..................................................................................23






The financial statements included herein are that of Werner Holding Co. (PA), Inc. ("Holding"). The registrant is Werner Holding Co. (DE), Inc. (the "Issuer"),which is a wholly-owned subsidiary of Holding. Holding has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding, the Issuer and all of their consolidated subsidiaries.

PART I-FINANCIAL INFORMATION
           ITEM 1.
                 Werner Holding Co. (PA), Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                             (Dollars in Thousands)

                                                                            MARCH 31,          DECEMBER 31,
                                                                              1999                1998
                                                                              ----                ----
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                               $   2,560           $   9,387
   Undivided interest in accounts receivable                                  49,723              46,298
   Allowance for doubtful accounts                                            (1,650)             (1,600)
   Refundable income taxes                                                      --                   490
   Inventories                                                                62,281              46,777
   Deferred income taxes                                                       2,940               2,830
   Other                                                                       2,185               2,559
                                                                           ------------------------------
Total current assets                                                         118,039             106,741

Property, plant and equipment, net                                            68,376              65,693

Other assets:
   Deferred income taxes                                                       7,439               5,997
   Deferred financing fees, net                                               13,177              13,745
   Other                                                                      19,265              20,603
                                                                           ------------------------------
                                                                              39,881              40,345
                                                                           ------------------------------

TOTAL ASSETS                                                               $ 226,296           $ 212,779
                                                                           ==============================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                        $  27,735           $  22,742
   Accrued liabilities                                                        30,914              28,583
   Income taxes payable                                                        1,475                --
   Current maturities of long-term debt                                        1,450               1,450
                                                                           ------------------------------
Total current liabilities                                                     61,574              52,775

Long-term obligations:
   Long-term debt                                                            278,212             278,483
   Reserve for product liability and workers' compensation claims             17,390              13,639
   Accrued employee retirement benefits                                       22,929              22,279
                                                                           ------------------------------
Total liabilities                                                            380,105             367,176

Shareholders' deficit:
   Common stock                                                                    1                   1
   Additional paid-in-capital                                                198,847             198,847
   Retained deficit                                                         (350,456)           (351,607)
   Accumulated other non-owner changes in equity                              (1,621)             (1,638)
   Notes receivable arising from stock loan plan                                (580)               --
                                                                           ------------------------------
   Total shareholders' deficit                                              (153,809)           (154,397)
                                                                           ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                $ 226,296           $ 212,779
                                                                           ==============================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

         Condensed Consolidated Statements of Operations -- (Unaudited)

                             (Dollars in Thousands)


                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                1999                1998
                                                ----                ----
Net sales                                    $ 105,459           $  98,311
Cost of sales                                   75,148              74,958
                                             ------------------------------
Gross profit                                    30,311              23,353

General and administrative expenses              7,772               8,066
Selling and distribution expenses               13,779              12,691
                                             ------------------------------
Operating profit                                 8,760               2,596

Other (expense) income, net                        (51)              1,191
                                             ------------------------------
Income before interest and taxes                 8,709               3,787
Interest expense                                 6,732               8,431
                                             ------------------------------
Income (loss) before income taxes                1,977              (4,644)
Income taxes (benefit)                             826              (1,800)
                                             ------------------------------

NET INCOME (LOSS)                            $   1,151           $  (2,844)
                                             ==============================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

                  Condensed Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Unaudited)

                             (Dollars in Thousands)


                                                                                   ACCUMULATED
                                                        ADDITIONAL    RETAINED      OTHER NON-                         TOTAL
                                             COMMON      PAID-IN      EARNINGS     OWNER EQUITY                    SHAREHOLDERS'
                                             STOCK       CAPITAL      (DEFICIT)      CHANGES          OTHER      EQUITY (DEFICIT)
                                           --------------------------------------------------------------------------------------
Balance at January 1, 1999                    $  1      $198,847     $(351,607)      $(1,638)          $  -         $(154,397)
Non-owner equity changes:
  Net income                                                             1,151                                          1,151
  Other non-owner equity changes:
     Unrealized gains on investments
       (net of deferred taxes of $19)                                                      35                              35
     Less: reclassification adjustment
       for gains realized included in
       net income (net of tax)                                                            (18)                            (18)
                                                                                                                    -------------
Total non-owner equity changes                                                                                          1,168
Notes receivable arising from stock
  loan plan                                                                                            (580)             (580)
                                           --------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                     $  1      $198,847     $(350,456)      $(1,621)         $(580)        $(153,809)
                                           ======================================================================================

Balance at January 1, 1998                    $  1      $198,847     $(351,753)      $   (767)        $    -        $(153,672)
Non-owner equity changes:
  Net loss                                                              (2,844)                                        (2,844)
  Other non-owner equity changes:
     Unrealized gains on investments
       (net of deferred taxes of $42)                                                      78                              78
     Add: reclassification adjustment
       for losses realized included in
       net loss (net of benefit)                                                          218                             218
                                                                                                                    -------------
Total non-owner equity changes                                                                                         (2,548)
                                           --------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                     $  1      $198,847     $(354,597)      $   (471)        $    -        $(156,220)
                                           ======================================================================================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)



                                                                                   THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  1999               1998
                                                                                ----------------------------
OPERATING ACTIVITIES
Net income (loss)                                                               $  1,151           $ (2,844)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
   Net gain on transfer of loss reserves and discontinuance of MIICA                --               (4,506)
   Depreciation                                                                    2,018              2,314
   Amortization of deferred financing fees and original issue discount               660                697
   Amortization of Recapitalization and other deferred costs                       1,158              2,604
   Provision for losses on accounts receivable                                        50                210
   Provision for product liability and workers' compensation claims                4,157              3,973
   Payment of product liability and workers' compensation claims                    (406)            (3,333)
   Deferred income taxes                                                          (1,560)             7,753
   Realized net losses on disposition and impairment of investments                 --                4,294
   Changes in operating assets and liabilities:
     Accounts receivable                                                            --               (4,703)
     Undivided interest in accounts receivable                                    (3,425)              --
     Refundable income taxes                                                         490             (9,663)
     Inventories                                                                 (15,504)            (5,087)
     Accounts payable                                                              4,993              4,422
     Accrued liabilities                                                           3,430              5,622
     Income taxes payable                                                          1,475               --
     Other, (net)                                                                     26               --
                                                                                ----------------------------
Net cash (used in) provided by operating activities                               (1,287)             1,753
INVESTING ACTIVITIES
Capital expenditures                                                              (4,701)            (1,278)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                          --                 (572)
Net sales (purchases) of other investments                                           103               (329)
                                                                                ----------------------------
Net cash (used in) investing activities                                           (4,598)            (2,179)
FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan                           (580)              --
Repayments of long-term debt                                                        (362)              (362)
                                                                                ----------------------------
Net cash used in financing activities                                               (942)              (362)
                                                                                ----------------------------
Net decrease in cash and cash equivalents                                         (6,827)              (788)
Cash and cash equivalents at beginning of period                                   9,387              3,107
                                                                                ----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,560           $  2,319
                                                                                ============================

See notes to unaudited condensed consolidated financial statements.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                             (Dollars in Thousands)


A.     BASIS OF PRESENTATION AND RECAPITALIZATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for 1998 on Form 10-K (File No. 333-46607) as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

Certain amounts for 1998 have been reclassified to conform to the 1999 interim period presentation.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                   --Continued

                             (Dollars in Thousands)


A.     BASIS OF PRESENTATION AND RECAPITALIZATION -- CONTINUED

The Recapitalization

In 1997, the Company entered into a recapitalization agreement (the "Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively, the "Investors"). Pursuant to the Agreement, the Company's common stock was reclassified and the Company redeemed certain shares of its reclassified stock for $330,700 and a market participation right, and sold to the Investors newly created common shares for $122,700 representing 67% of the outstanding voting equity of the Company (all of which actions together constituted the "Recapitalization"). The transaction was accounted for as a recapitalization and as such the historical basis of the Company's assets and liabilities was not affected. The Recapitalization was funded through borrowings under a senior credit facility with a syndicate of banks (the "Senior Credit Facility"), the issuance of Senior Subordinated Notes (the "Notes"), and the proceeds from the sale of stock to the Investors.



B.       CHANGE IN ACCOUNTING METHOD-DEPRECIATION

The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after January 1, 1999. For property, plant and equipment placed into service prior to January 1, 1999, depreciation is computed using accelerated methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of this change was not material to the earnings or financial position of the Company for the three months ended March 31, 1999.

C.       INVENTORIES

Components of inventories are as follows:

                                                              MARCH 31,      DECEMBER 31,
                                                                1999            1998
                                                                ----            ----
         Finished products                                    $34,141          $26,887
         Work-in-process                                       15,511           12,339
         Raw materials and supplies                            22,594           17,808
                                                              ------------------------
                                                               72,246           57,034
         Less excess of cost over LIFO stated values            9,965           10,257
                                                              ------------------------
         NET INVENTORIES                                      $62,281          $46,777
                                                              ========================

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


D.     COMMITMENTS AND CONTINGENCIES

In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding. Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appear to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's financial condition.

E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA, the Company's captive insurance subsidiary. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped such losses at a maximum of $75,000, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of liquidating certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


 E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS -- CONTINUED

Insurance Transfer, the Company recognized a gain of approximately $4,500, which is net of costs to discontinue the operations of MIICA. The Company has obtained third party commercial insurance coverage for product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has provided reserves at March 31, 1999 and December 31, 1998.

F. SEGMENT INFORMATION

The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's 1998 Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three months ended March 31, 1999 and 1998 are as follows:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                             1999                1998
                                             ----                ----
         NET SALES
         Climbing Products                $  80,828           $  71,984
         Extruded Products                   24,631              26,327
                                          -----------------------------
                                          $ 105,459           $  98,311
                                          ==============================

         OPERATING PROFIT (LOSS)
         Climbing Products                $   7,576           $   5,400
         Extruded Products                    3,380               1,566
         Corporate & Other                   (2,196)             (4,370)
                                          -----------------------------
                                          $   8,760           $   2,596
                                          ==============================

Corporate & Other includes various corporate expenses and eliminations.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


G.       SALES OF ACCOUNTS RECEIVABLE

The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement of $69,723 and $66,298 as of March 31, 1999 and December 31, 1998, respectively. The expense incurred on the sale of accounts receivable under the agreement is reported in the accompanying condensed consolidated statements of operations in "Other (expense) income, net".

H.      SUPPLEMENTAL GUARANTOR INFORMATION

The Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. Holding has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for MIICA and Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

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

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.     SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                    MARCH 31, 1999
                                                 ---------------------------------------------------------------------------------
                                                                            COMBINED
                                                   PARENT                  GUARANTOR     NON-GUARANTOR
                                                  COMPANY      ISSUER     SUBSIDIARIES   SUBSIDIARY (a)  ELIMINATIONS CONSOLIDATED
                                                 ---------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and equivalents                          $           $      314     $   2,234      $     12      $       -   $   2,560
   Undivided interest in accounts receivable                                                 49,723                     49,723
   Allowance for doubtful accounts                                             (1,650)                                  (1,650)
   Inventories                                                                 62,281                                   62,281
   Deferred income taxes                                                        2,940                                    2,940
   Other                                                  7          95         2,083                                    2,185
                                                 ---------------------------------------------------------------------------------
Total current assets                                      7         409        67,888        49,735                    118,039

Property, plant and equipment, net                                             68,376                                   68,376

Other assets:
   Deferred income taxes                                                        7,439                                    7,439
   Deferred financing fees, net                                  13,177                                                 13,177
   Investment in subsidiaries                      (165,728)   (154,154)        5,265                      314,617
   Other                                                  4       5,580        13,681                                   19,265
                                                 ---------------------------------------------------------------------------------

TOTAL ASSETS                                     $ (165,717) $ (134,988)    $ 162,649      $ 49,735      $ 314,617   $ 226,296
                                                 ==================================================================================

(a) Includes the accounts of Werner Funding Corporation only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.       SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                 MARCH 31, 1999
                                              -------------------------------------------------------------------------------------
                                                                          COMBINED
                                               PARENT                     GUARANTOR    NON-GUARANTOR
                                               COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY (a)   ELIMINATIONS   CONSOLIDATED
                                              -------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)
Current liabilities:
   Accounts payable                           $              $              $  27,735     $           $              $  27,735
   Intercompany payable (receivable)             (11,908)      (250,116)      217,599       44,425
   Accrued liabilities                                            6,194        24,675           45                      30,914
   Income taxes payable                                                         1,475                                    1,475
   Current maturities of long-term debt                           1,450                                                  1,450
                                              --------------------------------------------------------------------------------------
Total current liabilities                        (11,908)      (242,472)      271,484       44,470                      61,574

   Long-term obligations:
   Intercompany payable (receivable)
   Long-term debt                                               273,212         5,000                                  278,212
   Reserve for product liability and workers'
    compensation claims                                                        17,390                                   17,390
   Other                                                                       22,929                                   22,929
                                              -------------------------------------------------------------------------------------
Total liabilities                                (11,908)        30,740       316,803       44,470                     380,105

Shareholders' equity (deficit)                  (153,809)      (165,728)     (154,154)       5,265     314,617        (153,809)
                                              -------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)                           $ (165,717)    $ (134,988)    $ 162,649     $ 49,735   $ 314,617       $ 226,296
                                              =====================================================================================

(a) Includes the accounts of Werner Funding Corporation only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.        SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                              SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                              DECEMBER 31, 1998
                                             -------------------------------------------------------------------------------------
                                                                         COMBINED
                                              PARENT                     GUARANTOR    NON-GUARANTOR
                                              COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY (a)   ELIMINATIONS   CONSOLIDATED
                                             -------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                 $       1    $   2,618  $   6,768        $      -          $       -      $   9,387
   Undivided interest in accounts receivable                                            46,298                            46,298
   Allowance for doubtful accounts                                      (1,600)                                           (1,600)
   Refundable income taxes                                                 490                                               490
   Inventories                                                          46,777                                            46,777
   Deferred income taxes                                                 2,830                                             2,830
   Other                                                        125      2,434                                             2,559
                                             -------------------------------------------------------------------------------------
Total current assets                                 1        2,743     57,699          46,298                           106,741

Property, plant and equipment, net                                      65,693                                            65,693

Investments and other assets:
   Deferred income taxes                                                 5,997                                             5,997
   Deferred financing fees, net                              13,745                                                       13,745
   Investment in subsidiaries                 (166,607)    (154,397)     5,343                            315,661
   Other                                                      5,688     14,915                                            20,603
                                             -------------------------------------------------------------------------------------

TOTAL ASSETS                                 $(166,606)   $(132,221) $ 149,647        $ 46,298          $ 315,661      $ 212,779
                                             =====================================================================================

(a) Includes the accounts of Werner Funding Corporation only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.       SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                                    DECEMBER 31, 1998
                                                  ----------------------------------------------------------------------------------
                                                                           COMBINED
                                                  PARENT                   GUARANTOR     NON-GUARANTOR
                                                  COMPANY      ISSUER     SUBSIDIARIES   SUBSIDIARY(a)    ELIMINATIONS  CONSOLIDATED
                                                  ----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                              $            $             $  22,742        $               $            $  22,742
   Intercompany payable (receivable)               (12,209)    (243,934)      215,233         40,910
   Accrued liabilities                                            3,387        25,151             45                         28,583
   Current maturities of long-term debt                           1,450                                                       1,450
                                                 -----------------------------------------------------------------------------------
Total current liabilities                          (12,209)    (239,097)      263,126         40,955                         52,775

Long-term obligations:
   Long-term debt                                               273,483         5,000                                       278,483
   Reserve for product liability and workers'
     compensation claims                                                       13,639                                        13,639
   Other                                                                       22,279                                        22,279
                                                 -----------------------------------------------------------------------------------
Total liabilities                                  (12,209)      34,386       304,044         40,955                        367,176

Shareholders' equity (deficit)                    (154,397)    (166,607)     (154,397)         5,343          315,661      (154,397)
                                                 -----------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
   (DEFICIT)                                     $(166,606)   $(132,221)    $ 149,647        $46,298         $315,661     $ 212,779
                                                 ===================================================================================

(a) Includes the accounts of Werner Funding Corporation only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.       SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                        COMBINED
                                               PARENT                  GUARANTOR      NON-GUARANTOR
                                               COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY(a)   ELIMINATIONS  CONSOLIDATED
                                               -----------------------------------------------------------------------------------
 FOR THE THREE MONTHS ENDED MARCH 31, 1999
 Net sales                                    $     -     $     -      $105,459        $             $               $105,459
 Cost of sales                                                           75,148                                        75,148
                                               -----------------------------------------------------------------------------------
 Gross profit                                                            30,311                                        30,311

 General and administrative expenses                             3        7,769                                         7,772
 Selling and distribution expenses                                       13,779                                        13,779
                                               -----------------------------------------------------------------------------------
 Operating profit                                               (3)       8,763                                         8,760

 Income from equity investees                      862         243          (93)                      (1,012)
 Other income (expense), net                         7          10       (1,038)           970                            (51)
                                               -----------------------------------------------------------------------------------
 Income before interest and taxes                  869         250        7,632            970        (1,012)           8,709
 Interest income (expense)                         282         612       (6,506)        (1,120)                        (6,732)
                                               -----------------------------------------------------------------------------------
 Income before income taxes                      1,151         862        1,126           (150)       (1,012)           1,977
 Income taxes                                                               883            (57)                           826
                                               -----------------------------------------------------------------------------------

 NET INCOME                                    $ 1,151     $   862     $    243        $   (93)      $(1,012)        $  1,151
                                               ===================================================================================

 FOR THE THREE MONTHS ENDED MARCH 31, 1998
 Net sales                                     $     -     $     -     $ 98,311        $   630       $  (630)        $ 98,311
 Cost of sales                                                           74,958                                        74,958
                                               -----------------------------------------------------------------------------------
 Gross profit                                                            23,353            630          (630)          23,353

 General and administrative expense                              4        7,673            617          (228)           8,066
 Selling and distribution expense                                        12,691                                        12,691
                                               -----------------------------------------------------------------------------------
 Operating (loss) profit                                        (4)       2,989             13          (402)           2,596

 (Loss) income from equity investees            (3,102)     (6,004)                                    9,106
 Other (expense) income, net                                   (32)      (1,833)         3,056                          1,191
                                               -----------------------------------------------------------------------------------
 (Loss) income before interest and taxes        (3,102)     (6,040)       1,156          3,069         8,704            3,787
 Interest income (expense)                         258       2,938      (11,638)            11                         (8,431)
                                               -----------------------------------------------------------------------------------
 (Loss) income before income taxes (benefit)    (2,844)     (3,102)     (10,482)         3,080         8,704           (4,644)
 Income taxes (benefit)                                                  (2,847)         1,047                         (1,800)
                                               -----------------------------------------------------------------------------------

 NET (LOSS) INCOME                             $(2,844)    $(3,102)    $ (7,635)       $ 2,033       $ 8,704         $ (2,844)
                                               ===================================================================================

(a) For the three months ended March 31, 1999, includes the accounts of Werner Funding Corporation only.
    For the three months ended March 31, 1998, includes the accounts of MIICA only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.        SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                        -------------------------------------------------------------------------

                                                                                    COMBINED          NON-
                                                           PARENT                   GUARANTOR       GUARANTOR
                                                          COMPANY      ISSUER     SUBSIDIARIES    SUBSIDIARY(a)   CONSOLIDATED
                                                        -------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      $     -     $     -      $(1,299)         $     12        $ (1,287)
INVESTING ACTIVITIES
Capital expenditures                                                               (4,701)                           (4,701)
Net sales of other investments                                           103                                            103
Intercompany transactions                                    579      (2,045)       1,466
                                                        -------------------------------------------------------------------------
Net cash (used in) provided by investing activities          579      (1,942)      (3,235)                           (4,598)

FINANCING ACTIVITIES
Issuance of notes receivable arising from
 stock loan plan                                            (580)                                                      (580)
Repayments of long-term debt                                            (362)                                          (362)
                                                        -------------------------------------------------------------------------
Net cash used in financing activities                       (580)       (362)                                          (942)
                                                        -------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (1)     (2,304)      (4,534)               12          (6,827)
Cash and equivalents at beginning of period                    1       2,618        6,768                             9,387
                                                        -------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $           $   314      $ 2,234          $     12        $  2,560
                                                        =========================================================================

(a) Includes the accounts of Werner Funding Corporation only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
                                  --Continued

                             (Dollars in Thousands)


H.       SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED


                                                                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                                          FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                         ------------------------------------------------------------------------
                                                                                       COMBINED          NON-
                                                            PARENT                     GUARANTOR       GUARANTOR
                                                           COMPANY        ISSUER     SUBSIDIARIES    SUBSIDIARY(a)   CONSOLIDATED
                                                         ------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $     -       $   -         $   852         $     901        $ 1,753
INVESTING ACTIVITIES
Capital expenditures                                                                   (1,278)                          (1,278)
Insurance fund securities available-for-sale:
   Purchases of debt and equity securities                                                                 (572)          (572)
   Sales of debt and equity securities                                                                     (329)          (329)
Intercompany transactions                                     (17)        357            (340)
                                                         ------------------------------------------------------------------------
Net cash provided by (used in) investing activities           (17)        357          (1,618)             (901)        (2,179)

FINANCING ACTIVITIES
Repayments of long-term debt                                             (362)                                            (362)
                                                         ------------------------------------------------------------------------
Net cash used in  financing activities                                   (362)                                            (362)
                                                         ------------------------------------------------------------------------
Net increase in cash and cash equivalents                     (17)         (5)           (766)                            (788)
Cash and equivalents at beginning of period                    17           6           3,084                            3,107
                                                         ------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     -       $   1         $ 2,318         $       -        $ 2,319
                                                         ========================================================================

(a) Includes the accounts of MIICA only.

                 Werner Holding Co. (PA), Inc. and Subsidiaries

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document and the Company's Annual Report for 1998 on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

RESULTS OF OPERATIONS -- QUARTER ENDED MARCH 31, 1999 AS COMPARED TO QUARTER ENDED MARCH 31, 1998

         Net Sales. Net sales increased $7.2 million or 7.3% to $105.5 million for the quarter ended March 31, 1999 from $98.3 million for the quarter ended March 31, 1998. Net sales of climbing products increased $8.8 million, or 12.3% to $80.8 million for the quarter ended March 31, 1999 from $72.0 million for the quarter ended March 31, 1998. The increase in net sales of climbing products was primarily due to increases in the volume of fiberglass step, and aluminum and fiberglass extension ladders sold, offset by volume decreases in sales of attic ladders. Net sales of extruded products decreased $1.7 million, or 6.4% to $24.6 million for the quarter ended March 31, 1999 from $26.3 million for the quarter ended March 31, 1998. The decrease is due to volume decreases in extrusions sold to customers in the transportation sector and the impact of lower aluminum prices for the quarter ended March 31, 1999.

         Gross Profit. Gross profit increased $6.9 million or 29.8% to $30.3 million for the quarter ended March 31, 1999 from $23.4 million for the quarter ended March 31, 1998. The increase was primarily due to more sales of higher margin climbing products and the effects of higher production volumes.

         General and Administrative Expenses. General and administrative expenses decreased $0.3 million or 3.6% to $7.8 million for the quarter ended March 31, 1999 from $8.1 million for the quarter ended March 31, 1998. The decrease was principally due to certain non-recurring expenses in 1998 associated with the Recapitalization.

         Selling and Distribution Expenses. Selling and distribution expenses increased $1.1 million or 8.6% to $13.8 million for the quarter ended March 31, 1999 from $12.7 million for the quarter ended March 31, 1998. The increase was primarily due to increases in advertising and distribution expenses.

         Operating Profit (Loss). Operating profit increased $6.2 million to $8.8 million for the quarter ended March 31, 1999 from $2.6 million for the quarter ended March 31, 1998. Operating profit of the Climbing Products segment increased $2.2 million to $7.6 million in the first quarter of 1999 from $5.4 million in the first quarter of 1998. This increase was primarily due to the increased sale of higher margin climbing products partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $1.8 million to $3.4 million for the quarter ended March 31, 1999 from $1.6 million for the quarter ended March 31, 1998. The increase is primarily attributable to improvements in profitability of the product mix. Corporate and Other expenses decreased $2.2 million for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The decrease was primarily due to certain non-recurring expenses in 1998 associated with the Recapitalization and the operating losses of MIICA prior to the MIICA Insurance Transfer.

         Other (Expense) Income, Net. Other (expense), net was $(.05) million for the quarter ended March 31, 1999 compared to other income, net of $1.2 million for the quarter ended March 31, 1998. The difference was primarily attributable to the income on MIICA insurance fund investments in the first quarter of 1998.

         Interest Expense. Interest expense decreased $1.7 million to $6.7 million for the quarter ended March 31, 1999 from $8.4 million for the quarter ended March 31, 1998. The decrease was primarily due to a decrease in short-term bank debt and lower interest rates.

         Net Income (Loss). Net income increased $4.0 million to $1.2 million for the quarter ended March 31, 1999 from a loss of $(2.8) million for the quarter ended March 31, 1998 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows used in operating activities were $1.3 million for the three months ended March 31, 1999 compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 1998. The decrease is primarily attributable to an increase in operating working capital (accounts receivable, including the undivided interest in accounts receivable, inventory, accounts payable and accrued expenses) partially offset by reductions in product liability and workers' compensation claim payments and the effects of other non-cash items. Net cash used in investing activities was $4.6 million for the three months ended March 31, 1999 compared to $2.2 million for the three months ended March 31, 1998. The increase was primarily due to an increase in capital expenditures in the three months ended March 31, 1999. Net cash used by financing activities decreased $0.6 million due to the issuance of notes receivable arising from the Stock Loan Plan.

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under a receivables purchase agreement with a financial institution. The Company believes it has sufficient funds available to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under its Senior Credit Facility, and its Receivables Purchase Agreement.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

         Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity and overall home improvement expenditures. The residential and commercial construction markets are sensitive to cyclical changes in the economy. Due to seasonal factors associated with the construction industry, sales of products and working capital requirements are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and its Receivables Purchase Agreement to meet seasonal variations in its working capital requirements.

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

         Costs. The Company primarily utilizes internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be approximately $1.5 million and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of March 31, 1999 approximately $1.1 million of the estimated project costs have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000. These cost estimates may change as additional remediation and testing efforts progress.

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

         Contingency Plans. The Company is in the process of developing business resumption contingency plans specific to the Year 2000. These plans will address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or third party failure. Management estimates that these contingency plans will be developed by the end of the third quarter of 1999.


            ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK

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

         The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk from changes in interest rates from that disclosed in the Company's Annual Report for 1998 on Form 10-K.

         The Company has no operations in foreign countries. International sales were not material to the Company's operations for the three months ended March 31, 1999. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

         The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's Annual Report for 1998 on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  3.1      Amended and Restated By-laws of Werner Holding Co.
                           (PA), Inc. dated as of March 1, 1999
                  10.1     Amendment No. 1 to Stock Loan Plan
                  18.1 Letter from Independent Auditors Regarding Preferability of Accounting Principle Changes
                  27.1     Financial Data Schedule

         (b) Reports on Form 8-K: None

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WERNER HOLDING CO. (DE), INC.



Date: May 17, 1999                     By: /s/ R. P. Tamburrino
                                           --------------------
                                       R. P. Tamburrino
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)