Form 10-Q
period 1999-06-30
WERNER HOLDING CO INC /DE/
filed 1999-08-16
CIK 1056112

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1999

                        COMMISSION FILE NUMBER 333-46607

                         WERNER HOLDING CO. (DE), INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                          25-1581345
      (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

    1105 NORTH MARKET STREET, SUITE 1300
            WILMINGTON, DELAWARE                                      19899
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (302) 478-5732
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 1999 there were 1,000 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WERNER HOLDING CO. (DE), INC.

                                   FORM 10-Q
                           PERIOD ENDED JUNE 30, 1999

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements of Werner Holding Co. (PA), Inc. and
            Subsidiaries (Unaudited)
          Condensed Consolidated Balance Sheets -- June 30, 1999 and
            December 31, 1998.........................................      1
          Condensed Consolidated Statements of Operations -- Three and
            Six Months Ended June 30, 1999 and 1998...................      2
          Condensed Consolidated Statements of Changes in
            Shareholders' Equity (Deficit)-Three and Six Months Ended
            June 30, 1999 and 1998....................................      3
          Condensed Consolidated Statements of Cash Flows -- Six
            Months Ended June 30, 1999 and 1998.......................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations of Werner Holding Co. (PA), Inc.
            and Subsidiaries..........................................     18
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................     22
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     23
Item 4.   Submission of Matters to a Vote of Security Holders.........     23
Item 6.   Exhibits and Reports on Form 8-K............................     23
SIGNATURE.............................................................     24

The financial statements included herein are that of Werner Holding Co. (PA), Inc. ("Holding"). The registrant is Werner Holding Co. (DE), Inc. (the "Issuer"), which is a wholly-owned subsidiary of Holding. Holding has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding, the Issuer and all of their consolidated subsidiaries.

                        PART I -- FINANCIAL INFORMATION

ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                 JUNE 30,     DECEMBER 31,
                                                                   1999           1998
                                                                -----------   ------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $  4,247       $  9,387
  Undivided interest in accounts receivable.................       57,197         46,298
  Allowance for doubtful accounts...........................       (1,861)        (1,600)
  Refundable income taxes...................................           --            490
  Inventories...............................................       55,982         46,777
  Deferred income taxes.....................................        2,849          2,830
  Other.....................................................        2,696          2,559
                                                                 --------       --------
          Total current assets..............................      121,110        106,741
Property, plant and equipment, net..........................       72,161         65,693
Other assets:
  Deferred income taxes.....................................       10,079          5,997
  Deferred financing fees, net..............................       12,609         13,745
  Other.....................................................       17,752         20,603
                                                                 --------       --------
                                                                   40,440         40,345
                                                                 --------       --------
          TOTAL ASSETS......................................     $233,711       $212,779
                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................     $ 26,206       $ 22,742
  Accrued liabilities.......................................       33,449         28,583
  Income taxes payable......................................          926             --
  Current maturities of long-term debt......................        1,450          1,450
                                                                 --------       --------
          Total current liabilities.........................       62,031         52,775
Long-term obligations:
  Long-term debt............................................      277,942        278,483
  Reserve for product liability and workers' compensation
     claims.................................................       21,167         13,639
  Accrued employee retirement benefits......................       23,358         22,279
                                                                 --------       --------
          Total liabilities.................................      384,498        367,176
Shareholders' deficit:
  Common stock..............................................            1              1
  Additional paid-in-capital................................      198,847        198,847
  Accumulated deficit.......................................     (347,377)      (351,607)
  Accumulated other non-owner changes in equity.............       (1,598)        (1,638)
  Notes receivable arising from stock loan plan.............         (660)            --
                                                                 --------       --------
          Total shareholders' deficit.......................     (150,787)      (154,397)
                                                                 --------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......     $233,711       $212,779
                                                                 ========       ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--(UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------    -------------------
                                                        1999       1998        1999       1998
                                                      --------   --------    --------   --------
Net sales.........................................    $124,776   $115,354    $230,235   $213,665
Cost of sales.....................................      88,024     84,584     163,172    159,542
                                                      --------   --------    --------   --------
Gross profit......................................      36,752     30,770      67,063     54,123
General and administrative expenses...............       7,599      7,949      15,371     16,015
Selling and distribution expenses.................      14,888     13,298      28,667     25,989
                                                      --------   --------    --------   --------
Operating profit..................................      14,265      9,523      23,025     12,119
Other (expense) income, net.......................        (120)    (1,018)       (171)       173
                                                      --------   --------    --------   --------
Income before interest and taxes..................      14,145      8,505      22,854     12,292
Interest expense..................................       6,665      7,043      13,397     15,474
                                                      --------   --------    --------   --------
Income (loss) before income taxes.................       7,480      1,462       9,457     (3,182)
Income tax (benefit)..............................       2,972       (112)      3,798     (1,912)
                                                      --------   --------    --------   --------
NET INCOME (LOSS).................................    $  4,508   $  1,574    $  5,659   $ (1,270)
                                                      ========   ========    ========   ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                 ADDITIONAL                  OTHER NON-                 TOTAL
                                        COMMON    PAID-IN     ACCUMULATED   OWNER EQUITY            SHAREHOLDERS'
                                        STOCK     CAPITAL       DEFICIT       CHANGES      OTHER   EQUITY (DEFICIT)
                                        ------   ----------   -----------   ------------   -----   ----------------
Balance at January 1, 1999............    $1      $198,847     $(351,607)     $(1,638)     $  --      $(154,397)
Non-owner equity changes:
  Net income..........................                             1,151                                  1,151
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of
      $19)............................                                             35                        35
    Less: reclassification adjustment
      for gains realized included in
      net income (net of tax).........                                            (18)                      (18)
                                                                                                      ---------
         Total non-owner equity
           changes....................                                                                    1,168
Notes receivable arising from stock
  loan plan...........................                                                      (580)          (580)
                                          --      --------     ---------      -------      -----      ---------
Balance at March 31, 1999.............    $1      $198,847     $(350,456)     $(1,621)     $(580)     $(153,809)
                                          ==      ========     =========      =======      =====      =========
Non-owner equity changes:
  Net income..........................                             4,508                                  4,508
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of
      $27)............................                                             49                        49
    Less: reclassification adjustment
      for gains realized included in
      net income (net of tax).........                                            (26)                      (26)
                                                                                                      ---------
         Total non-owner equity
           changes....................                                                                    4,531
Notes receivable arising from stock
  loan plan...........................                                                       (80)           (80)
Repurchase of common stock............                            (1,429)                                (1,429)
                                          --      --------     ---------      -------      -----      ---------
Balance at June 30, 1999..............    $1      $198,847     $(347,377)     $(1,598)     $(660)     $(150,787)
                                          ==      ========     =========      =======      =====      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                         ADDITIONAL                   OTHER NON-                     TOTAL
                                           COMMON         PAID-IN     ACCUMULATED    OWNER EQUITY                SHAREHOLDERS'
                                           STOCK          CAPITAL       DEFICIT        CHANGES        OTHER     EQUITY (DEFICIT)
                                      ----------------   ----------   -----------   --------------   -------   ------------------
Balance at January 1, 1998.........          $1           $198,847     $(351,753)      $  (767)      $    --       $(153,672)
Non-owner equity changes:
  Net loss.........................                                       (2,844)                                     (2,844)
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of
      $42).........................                                                         78                            78
    Add: reclassification
      adjustment for losses
      realized included in net loss
      (net of benefit).............                                                        218                           218
                                                                                                                   ---------
         Total non-owner equity
           changes.................                                                                                   (2,548)
                                             --           --------     ---------       -------       -------       ---------
Balance at March 31, 1998..........          $1           $198,847     $(354,597)      $  (471)      $    --       $(156,220)
                                             ==           ========     =========       =======       =======       =========
Non-owner equity changes:
  Net income.......................                                        1,574                                       1,574
  Other non-owner equity changes:
    Unrealized losses on
      investments (net of deferred
      benefit of $1,270)...........                                                     (2,359)                       (2,359)
    Add: reclassification
      adjustment for losses
      realized included in net
      income (net of tax)..........                                                        610                           610
                                                                                                                   ---------
         Total non-owner equity
           changes.................                                                                                     (175)
                                             --           --------     ---------       -------       -------       ---------
Balance at June 30, 1998...........          $1           $198,847     $(353,023)      $(2,220)      $    --       $(156,395)
                                             ==           ========     =========       =======       =======       =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS--(UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
OPERATING ACTIVITIES
Net income (loss)...........................................    $  5,659    $ (1,270)
Reconciliation of net income (loss) to net cash provided by
  operating activities:
  Net gain on transfer of loss reserves and discontinuance
     of MIICA...............................................          --      (4,506)
  Depreciation..............................................       3,971       4,180
  Amortization of deferred financing fees and original issue
     discount...............................................       1,320         565
  Amortization of recapitalization and other deferred
     costs..................................................       2,123       5,153
  Provision for losses on accounts receivable...............         260         420
  Impairment of property, plant and equipment...............          --         711
  Provision for product liability and workers' compensation
     claims.................................................       8,314       8,039
  Payment of product liability and workers' compensation
     claims.................................................        (786)     (3,386)
  Deferred income taxes.....................................      (4,125)      6,646
  Realized net losses on disposition and impairment of
     investments............................................           -       2,672
  Changes in operating assets and liabilities:
     Accounts receivable....................................          --      23,100
     Undivided interest in accounts receivable..............     (10,899)    (32,521)
     Refundable income taxes................................         490      (6,373)
     Inventories............................................      (9,205)     (2,240)
     Accounts payable.......................................       3,464        (797)
     Accrued liabilities....................................       6,059       3,100
     Income taxes payable...................................         926           -
     Other, net.............................................         346       1,465
                                                                --------    --------
Net cash provided by operating activities...................       7,917       4,958
INVESTING ACTIVITIES
Capital expenditures........................................     (10,381)     (2,709)
Insurance fund securities available-for-sale:
  Purchases of debt and equity securities...................          --        (572)
Net sales of other investments..............................         138       6,982
                                                                --------    --------
Net cash (used in) provided by investing activities.........     (10,243)      3,701
FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan...        (660)         --
Repurchase of common stock..................................      (1,429)         --
Repayment of receivables facility...........................          --     (41,500)
Proceeds from sale of accounts receivable...................          --      40,000
Repayments of long-term debt................................        (725)       (725)
                                                                --------    --------
Net cash used in financing activities.......................      (2,814)     (2,225)
                                                                --------    --------
Net (decrease) increase in cash and cash equivalents........      (5,140)      6,434
Cash and cash equivalents at beginning of period............       9,387       3,107
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $  4,247    $  9,541
                                                                ========    ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

A.  BASIS OF PRESENTATION AND RECAPITALIZATION

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for 1998 on Form 10-K (File No. 333-46607) as filed with the Securities and Exchange Commission.

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

B.  CHANGE IN ACCOUNTING METHOD-DEPRECIATION

     The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after January 1, 1999. For property, plant and equipment placed into service prior to January 1, 1999, depreciation is computed using accelerated methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of this change was not material to the earnings or financial position of the Company for the three and six month periods ended June 30, 1999.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

C.  INVENTORIES

     Components of inventories are as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                              --------    ------------
Finished products...........................................  $31,633       $26,887
Work-in-process.............................................   15,249        12,339
Raw materials and supplies..................................   18,990        17,808
                                                              -------       -------
                                                               65,872        57,034
Less excess of cost over LIFO stated values.................    9,890        10,257
                                                              -------       -------
NET INVENTORIES.............................................  $55,982       $46,777
                                                              =======       =======

D.  COMMITMENTS AND CONTINGENCIES

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding. Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appear to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The Plaintiffs have filed objections to this report. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have a right to appeal such decision.

E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

     On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA, the Company's captive insurance subsidiary. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped such losses at a maximum of $75,000, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of liquidating certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA Insurance Transfer, the Company recognized a gain as of March 31, 1998 of approximately $4,500,

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS -- CONTINUED
which is net of costs to discontinue the operations of MIICA. The Company has obtained third party commercial insurance coverage for product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has established reserves.

F.  SEGMENT INFORMATION

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's 1998 Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and six months ended June 30, 1999 and 1998 are as follows:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                            1999        1998        1999        1998
                                          --------    --------    --------    --------
NET SALES
Climbing Products.......................  $ 98,066    $ 88,322    $178,894    $160,306
Extruded Products.......................    26,710      27,032      51,341      53,359
                                          --------    --------    --------    --------
                                          $124,776    $115,354    $230,235    $213,665
                                          ========    ========    ========    ========
OPERATING PROFIT (LOSS)
Climbing Products.......................  $ 13,698    $ 13,380    $ 21,274    $ 18,780
Extruded Products.......................     1,757       1,534       5,137       3,100
Corporate & Other.......................    (1,190)     (5,391)     (3,386)     (9,761)
                                          --------    --------    --------    --------
                                          $ 14,265    $  9,523    $ 23,025    $ 12,119
                                          ========    ========    ========    ========
Corporate & Other includes various corporate expenses and eliminations.

G.  SALES OF ACCOUNTS RECEIVABLE

     The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement of $82,197 and $66,298 as of June 30, 1999 and December 31, 1998, respectively. The expense incurred on the sale of accounts receivable under the agreement is reported in the accompanying condensed consolidated statements of operations in "Other (expense) income, net".

H.  INCOME TAXES

     In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  INCOME TAXES -- CONTINUED
revised its annual effective tax rate for the six months ended June 30, 1999 and 1998 which includes an adjustment for the changes in the Company's estimated tax rate on a year-to-date basis.

     The difference between the statutory and the annual effective tax rates at June 30, 1999 is primarily due to state taxes (net of federal benefit). The difference between the statutory and the annual effective tax rate at June 30, 1998 was primarily from a valuation allowance for capital losses.

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

     Investments in subsidiaries are accounted for on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investments in subsidiaries and intercompany balances and transactions have been eliminated. For presentation purposes, all current and deferred taxes have been combined in the financial statements of the Guarantor Subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                    JUNE 30, 1999
                                  ----------------------------------------------------------------------------------
                                                            COMBINED         NON-
                                   PARENT                  GUARANTOR       GUARANTOR
                                   COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY(a)   ELIMINATIONS   CONSOLIDATED
                                  ---------   ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and equivalents..........  $       -   $     414     $  3,823        $    10        $      -       $  4,247
  Undivided interest in accounts
     receivable.................                                             57,197                         57,197
  Allowance for doubtful
     accounts...................                              (1,861)                                       (1,861)
  Inventories...................                              55,982                                        55,982
  Deferred income taxes.........                               2,849                                         2,849
  Other.........................         16          41        2,639              -               -          2,696
                                  ---------   ---------     --------        -------        --------       --------
          Total current
            assets..............         16         455       63,432         57,207               -        121,110
Property, plant and equipment,
  net...........................                              72,161                                        72,161
Other assets:
  Deferred income taxes.........                              10,079                                        10,079
  Deferred financing fees,
     net........................                 12,609                                                     12,609
  Investment in subsidiaries....   (161,229)   (158,810)       5,231              -         314,808              -
  Other.........................          -       5,556       12,196              -               -         17,752
                                  ---------   ---------     --------        -------        --------       --------
          TOTAL ASSETS..........  $(161,213)  $(140,190)    $163,099        $57,207        $314,808       $233,711
                                  =========   =========     ========        =======        ========       ========

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                   JUNE 30, 1999
                                 ----------------------------------------------------------------------------------
                                                           COMBINED         NON-
                                  PARENT                  GUARANTOR       GUARANTOR
                                  COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY(a)   ELIMINATIONS   CONSOLIDATED
                                 ---------   ---------   ------------   -------------   ------------   ------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.............  $       -   $       -    $  26,206        $     -        $      -       $ 26,206
  Intercompany payable
     (receivable)..............    (10,426)   (256,213)     214,722         51,917               -              -
  Accrued liabilities..........          -       2,860       30,530             59               -         33,449
  Income taxes payable.........                                 926                                           926
  Current maturities of
     long-term debt............                  1,450                                                      1,450
                                 ---------   ---------    ---------        -------        --------       --------
          Total current
            liabilities........    (10,426)   (251,903)     272,384         51,976               -         62,031
Long-term obligations:
  Long-term debt...............          -     272,942        5,000              -               -        277,942
  Reserve for product liability
     and workers' compensation
     claims....................                              21,167                                        21,167
  Accrued employee retirement
     benefits..................                              23,358                                        23,358
                                 ---------   ---------    ---------        -------        --------       --------
          Total liabilities....    (10,426)     21,039      321,909         51,976               -        384,498
Shareholders' equity
  (deficit)....................   (150,787)   (161,229)    (158,810)         5,231         314,808       (150,787)
                                 ---------   ---------    ---------        -------        --------       --------
          TOTAL LIABILITIES AND
            SHAREHOLDERS'
            EQUITY (DEFICIT)...  $(161,213)  $(140,190)   $ 163,099        $57,207        $314,808       $233,711
                                 =========   =========    =========        =======        ========       ========

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                                  DECEMBER 31, 1998
                                  ----------------------------------------------------------------------------------
                                                            COMBINED         NON-
                                   PARENT                  GUARANTOR       GUARANTOR
                                   COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY(a)   ELIMINATIONS   CONSOLIDATED
                                  ---------   ---------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.....  $       1   $   2,618     $  6,768        $     -        $      -       $  9,387
  Undivided interest in accounts
     receivable.................                                             46,298                         46,298
  Allowance for doubtful
     accounts...................                              (1,600)                                       (1,600)
  Refundable income taxes.......                                 490                                           490
  Inventories...................                              46,777                                        46,777
  Deferred income taxes.........                               2,830                                         2,830
  Other.........................          -         125        2,434              -               -          2,559
                                  ---------   ---------     --------        -------        --------       --------
          Total current
            assets..............          1       2,743       57,699         46,298                        106,741
Property, plant and equipment,
  net...........................                              65,693                                        65,693
Investments and other assets:
  Deferred income taxes.........                               5,997                                         5,997
  Deferred financing fees,
     net........................                 13,745                                                     13,745
  Investment in subsidiaries....   (166,607)   (154,397)       5,343              -         315,661              -
  Other.........................          -       5,688       14,915              -               -         20,603
                                  ---------   ---------     --------        -------        --------       --------
          TOTAL ASSETS..........  $(166,606)  $(132,221)    $149,647        $46,298        $315,661       $212,779
                                  =========   =========     ========        =======        ========       ========

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                                               DECEMBER 31, 1998
                               ----------------------------------------------------------------------------------
                                                         COMBINED         NON-
                                PARENT                  GUARANTOR       GUARANTOR
                                COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY(a)   ELIMINATIONS   CONSOLIDATED
                               ---------   ---------   ------------   -------------   ------------   ------------
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable...........  $      --   $      --    $  22,742        $    --        $     --      $  22,742
  Intercompany payable
     (receivable)............    (12,209)   (243,934)     215,233         40,910              --             --
  Accrued liabilities........         --       3,387       25,151             45              --         28,583
  Current maturities of
     long-term debt..........                  1,450                                                      1,450
                               ---------   ---------    ---------        -------        --------      ---------
          Total current
            liabilities......    (12,209)   (239,097)     263,126         40,955              --         52,775
Long-term obligations:
  Long-term debt.............         --     273,483        5,000             --              --        278,483
  Reserve for product
     liability and workers'
     compensation claims.....                              13,639                                        13,639
  Accrued employee retirement
     benefits................                              22,279                                        22,279
                               ---------   ---------    ---------        -------        --------      ---------
          Total
            liabilities......    (12,209)     34,386      304,044         40,955              --        367,176
Shareholders' equity
  (deficit)..................   (154,397)   (166,607)    (154,397)         5,343         315,661       (154,397)
                               ---------   ---------    ---------        -------        --------      ---------
          TOTAL LIABILITIES
            AND SHAREHOLDERS'
            EQUITY
            (DEFICIT)........  $(166,606)  $(132,221)   $ 149,647        $46,298        $315,661      $ 212,779
                               =========   =========    =========        =======        ========      =========

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    -----------------------------------------------------------------------------
                                                         COMBINED         NON-
                                    PARENT              GUARANTOR       GUARANTOR
                                    COMPANY   ISSUER   SUBSIDIARIES   SUBSIDIARY(a)   ELIMINATIONS   CONSOLIDATED
                                    -------   ------   ------------   -------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE 30,
  1999
  Net sales.......................  $   --    $   --     $230,235         $   --        $    --        $230,235
  Cost of sales...................                        163,172                                       163,172
                                    ------    ------     --------         ------        -------        --------
  Gross profit....................                         67,063                                        67,063
  General and administrative
     expense......................      --         9       15,362             --             --          15,371
  Selling and distribution
     expense......................                         28,667                                        28,667
                                    ------    ------     --------         ------        -------        --------
  Operating (loss) profit.........      --        (9)      23,034             --             --          23,025
  Income (loss) from equity
     investees....................   5,338    (4,413)        (127)            --           (798)             --
  Other income (expense), net.....      16        31       (2,272)         2,054             --            (171)
                                    ------    ------     --------         ------        -------        --------
  Income (loss) before interest
     and taxes (benefit)..........   5,354    (4,391)      20,635          2,054           (798)         22,854
  Interest income (expense).......     305     9,729      (21,173)        (2,258)            --         (13,397)
                                    ------    ------     --------         ------        -------        --------
  Income (loss) before income
     taxes (benefit)..............   5,659     5,338         (538)          (204)          (798)          9,457
  Income taxes (benefit)..........      --        --        3,875            (77)            --           3,798
                                    ------    ------     --------         ------        -------        --------
          NET INCOME (LOSS).......  $5,659    $5,338     $ (4,413)        $ (127)       $  (798)       $  5,659
                                    ======    ======     ========         ======        =======        ========
FOR THE THREE MONTHS ENDED JUNE
  30, 1999
  Net sales.......................  $   --    $   --     $124,776         $   --        $    --        $124,776
  Cost of sales...................                         88,024                                        88,024
                                    ------    ------     --------         ------        -------        --------
  Gross profit....................                         36,752                                        36,752
  General and administrative
     expense......................      --         6        7,593             --             --           7,599
  Selling and distribution
     expense......................                         14,888                                        14,888
                                    ------    ------     --------         ------        -------        --------
  Operating (loss) profit.........      --        (6)      14,271             --             --          14,265
  Income (loss) from equity
     investees....................   4,476    (4,656)         (34)            --            214              --
  Other income (expense), net.....       9        21       (1,234)         1,084             --            (120)
                                    ------    ------     --------         ------        -------        --------
  Income (loss) before interest
     and taxes (benefit)..........   4,485    (4,641)      13,003          1,084            214          14,145
  Interest income (expense).......      23     9,117      (14,667)        (1,138)            --          (6,665)
                                    ------    ------     --------         ------        -------        --------
  Income (loss) before income
     taxes (benefit)..............   4,508     4,476       (1,664)           (54)           214           7,480
  Income taxes (benefit)..........      --        --        2,992            (20)            --           2,972
                                    ------    ------     --------         ------        -------        --------
          NET INCOME (LOSS).......  $4,508    $4,476     $ (4,656)        $  (34)       $   214        $  4,508
                                    ======    ======     ========         ======        =======        ========

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                 ------------------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                 PARENT               GUARANTOR     NON-GUARANTOR
                                 COMPANY   ISSUER    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                 -------   -------   ------------   -------------   ------------   ------------
FOR THE SIX MONTHS ENDED JUNE
  30, 1998
  Net sales....................  $   --    $    --     $213,665        $  610         $  (610)       $213,665
  Cost of sales................                         159,542                                       159,542
                                 -------   -------     --------        ------         -------        --------
  Gross profit.................                          54,123           610            (610)         54,123
  General and administrative
     expense...................       -          8       15,577           658            (228)         16,015
  Selling and distribution
     expense...................                          25,989                                        25,989
                                 -------   -------     --------        ------         -------        --------
  Operating (loss) profit......      --         (8)      12,557           (48)           (382)         12,119
  (Loss) income from equity
     investees.................  (1,792)    (9,457)        (133)           --          11,382              --
  Other (expense) income,
     net.......................      --        (69)      (2,781)        3,023              --             173
                                 -------   -------     --------        ------         -------        --------
  (Loss) income before interest
     and taxes (benefit).......  (1,792)    (9,534)       9,643         2,975          11,000          12,292
  Interest income (expense)....     522      7,742      (23,742)            4              --         (15,474)
                                 -------   -------     --------        ------         -------        --------
  (Loss) income before income
     taxes (benefit)...........  (1,270)    (1,792)     (14,099)        2,979          11,000          (3,182)
  Income (benefit) taxes.......      --         --       (2,925)        1,013              --          (1,912)
                                 -------   -------     --------        ------         -------        --------
          NET (LOSS) INCOME....  $(1,270)  $(1,792)    $(11,174)       $1,966         $11,000        $ (1,270)
                                 =======   =======     ========        ======         =======        ========
FOR THE THREE MONTHS ENDED JUNE
  30, 1998
  Net sales....................  $   --    $    --     $115,354        $  (20)        $    20        $115,354
  Cost of sales................                          84,584                                        84,584
                                 -------   -------     --------        ------         -------        --------
  Gross profit.................                          30,770           (20)             20          30,770
  General and administrative
     expense...................      --          4        7,904            41              --           7,949
  Selling and distribution
     expense...................                          13,298                                        13,298
                                 -------   -------     --------        ------         -------        --------
  Operating (loss) profit......                 (4)       9,568           (61)             20           9,523
  Income (loss) from equity
     investees.................   1,310     (3,453)        (133)           --           2,276              --
  Other (expense) income,
     net.......................      --        (37)        (948)          (33)             --          (1,018)
                                 -------   -------     --------        ------         -------        --------
  Income (loss) before interest
     and taxes (benefit).......   1,310     (3,494)       8,487           (94)          2,296           8,505
  Interest income (expense)....     264      4,804      (12,104)           (7)             --          (7,043)
                                 -------   -------     --------        ------         -------        --------
  Income (loss) before income
     taxes (benefit)...........   1,574      1,310       (3,617)         (101)          2,296           1,462
  Income tax benefit...........      --         --          (78)          (34)             --            (112)
                                 -------   -------     --------        ------         -------        --------
          NET INCOME (LOSS)....  $1,574    $ 1,310     $ (3,539)       $  (67)        $ 2,296        $  1,574
                                 =======   =======     ========        ======         =======        ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                  SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                               ------------------------------------------------------------------
                                                                      COMBINED          NON-
                                                PARENT                GUARANTOR       GUARANTOR
                                               COMPANY    ISSUER    SUBSIDIARIES    SUBSIDIARY(a)   CONSOLIDATED
                                               --------   -------   -------------   -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES....   $   --    $    -       $ 7,907           $10           $ 7,917
INVESTING ACTIVITIES
Capital expenditures.........................                          (10,381)                        (10,381)
Net sales of other investments...............                138                                           138
Intercompany transactions....................    2,088    (1,617)         (471)            -                 -
                                                ------    ------       -------           ---           -------
Net cash provided by (used in)
  investing activities.......................    2,088    (1,479)      (10,852)           --           (10,243)
FINANCING ACTIVITIES
Issuance of notes receivable arising from
  stock loan plan............................     (660)                                                   (660)
Repurchase of common stock...................   (1,429)                                                 (1,429)
Repayments of long-term debt.................               (725)                                         (725)
                                                ------    ------       -------           ---           -------
Net cash used in financing activities........   (2,089)     (725)           --            --            (2,814)
                                                ------    ------       -------           ---           -------
Net (decrease) increase in cash and cash
  equivalents................................       (1)   (2,204)       (2,945)           10            (5,140)
Cash and equivalents at beginning of
  period.....................................        1     2,618         6,768            --             9,387
                                                ------    ------       -------           ---           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...   $   --    $  414       $ 3,823           $10           $ 4,247
                                                ======    ======       =======           ===           =======

(a) Includes the accounts of Werner Funding Corporation only.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                        FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                            ---------------------------------------------------------------
                                                                                  COMBINED
                                                                   COMBINED         NON-
                                            PARENT                GUARANTOR      GUARANTOR
                                            COMPANY    ISSUER    SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                            -------   --------   ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES..............................   $ --     $     --     $ 51,368       $(46,410)      $  4,958
INVESTING ACTIVITIES
Capital expenditures......................                           (2,709)                       (2,709)
Insurance fund securities
  available-for-sale:
  Purchases of debt and equity
     securities...........................                                            (572)          (572)
Net sales of other insurance fund
  investments.............................                                           6,982          6,982
Intercompany transactions.................    (12)      43,198      (43,186)            --             --
                                             ----     --------     --------       --------       --------
Net cash (used in) provided by investing
  activities..............................    (12)      43,198      (45,895)         6,410          3,701
FINANCING ACTIVITIES
Repayment of receivables facility.........             (41,500)                                   (41,500)
Proceeds from sale of accounts
  receivable..............................                                          40,000         40,000
Repayments of long-term debt..............                (725)                                      (725)
                                             ----     --------     --------       --------       --------
Net cash (used in) provided by financing
  activities..............................     --      (42,225)          --         40,000         (2,225)
                                             ----     --------     --------       --------       --------
Net (decrease) increase in cash and cash
  equivalents.............................    (12)         973        5,473             --          6,434
Cash and equivalents at beginning of
  period..................................     17            6        3,084             --          3,107
                                             ----     --------     --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD..................................   $  5     $    979     $  8,557       $     --       $  9,541
                                             ====     ========     ========       ========       ========

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

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 1999 AS COMPARED TO QUARTER ENDED JUNE 30, 1998

     Net Sales. Net sales increased $9.4 million or 8.2% to $124.8 million for the quarter ended June 30, 1999 from $115.4 million for the quarter ended June 30, 1998. Net sales of climbing products increased $9.8 million, or 11.0% to $98.1 million for the quarter ended June 30, 1999 from $88.3 million for the quarter ended June 30, 1998. The increase in net sales of climbing products was primarily due to increases in the volume of fiberglass and aluminum step, and aluminum and fiberglass extension ladders sold, partially offset by volume decreases in sales of attic ladders. Net sales of extruded products of $26.7 million for the quarter ended June 30, 1999 declined by $0.3 million compared to the quarter ended June 30, 1998.

     Gross Profit. Gross profit increased $6.0 million or 19.4% to $36.8 million for the quarter ended June 30, 1999 from $30.8 million for the quarter ended June 30, 1998. The increase was primarily due to more sales of higher margin climbing products and lower costs of sales due primarily to the effects of higher production volumes.

     General and Administrative Expenses. General and administrative expenses decreased $0.3 million or 4.4% to $7.6 million for the quarter ended June 30, 1999 from $7.9 million for the quarter ended June 30, 1998. The decrease was principally due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Selling and Distribution Expenses. Selling and distribution expenses increased $1.6 million or 12.0% to $14.9 million for the quarter ended June 30, 1999 from $13.3 million for the quarter ended June 30, 1998. The increase was primarily due to increases in advertising and distribution expenses.

     Operating Profit (Loss). Operating profit increased $4.8 million to $14.3 million for the quarter ended June 30, 1999 from $9.5 million for the quarter ended June 30, 1998. Operating profit of the Climbing Products segment increased $0.3 million to $13.7 million in the second quarter of 1999 from $13.4 million in the second quarter of 1998. This increase was primarily due to the increased sale of higher margin climbing products, partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $0.3 million to $1.8 million for the quarter ended June 30, 1999 from $1.5 million for the quarter ended June 30, 1998. The increase is primarily attributable to improvements in profitability of the product mix. Corporate and Other expenses decreased $4.2 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. The decrease was primarily due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Other (Expense) Income, Net. Other income (expense), net was $(0.1) million for the quarter ended June 30, 1999 compared to other income (expense), net of $(1.0) million for the quarter ended June 30, 1998. The difference was primarily attributable to lower costs associated with the accounts receivable sales program in the second quarter of 1999.

     Interest Expense. Interest expense decreased $0.3 million to $6.7 million for the quarter ended June 30, 1999 from $7.0 million for the quarter ended June 30, 1998. The decrease was primarily due to lower interest rates.

     Income Tax (Benefit). During the second quarters of 1999 and 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax benefit for the quarter ended June 30, 1998 included an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis. The difference between the statutory and effective tax rate at June 30, 1998 was primarily from a valuation allowance for capital losses.

     Net Income (Loss). Net income increased $2.9 million to $4.5 million for the quarter ended June 30, 1999 from net income of $1.6 million for the quarter ended June 30, 1998 as a result of all of the above factors.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX
                         MONTHS ENDED JUNE 30, 1998

     Net Sales. Net sales increased $16.5 million or 7.8% to $230.2 million for the six months ended June 30, 1999 from $213.7 million for the six months ended June 30, 1998. Net sales of climbing products increased $18.6 million, or 11.6% to $178.9 million for the six months ended June 30, 1999 from $160.3 million for the six months ended June 30, 1998. The increase in net sales of climbing products was primarily due to increases in the volume of fiberglass and aluminum step, and aluminum and fiberglass extension ladders sold, partially offset by volume decreases in sales of attic ladders. Net sales of extruded products decreased $2.0 million, or 3.8% to $51.3 million for the six months ended June 30, 1999 from $53.4 million for the six months ended June 30, 1998. The decrease is due to volume decreases in extrusions sold to customers in the building products sector and the impact of lower aluminum prices for the six months ended June 30, 1999.

     Gross Profit. Gross profit increased $13.0 million or 23.9% to $67.1 million for the six months ended June 30, 1999 from $54.1 million for the six months ended June 30, 1998. The increase was primarily due to more sales of higher margin climbing products and the effects of higher production volumes.

     General and Administrative Expenses. General and administrative expenses decreased $0.6 million or 4.0% to $15.4 million for the six months ended June 30, 1999 from $16.0 million for the six months ended June 30, 1998. The decrease was principally due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Selling and Distribution Expenses. Selling and distribution expenses increased $2.7 million or 10.3% to $28.7 million for the six months ended June 30, 1999 from $26.0 million for the six months ended June 30, 1998. The increase was primarily due to increases in advertising and distribution expenses.

     Operating Profit (Loss). Operating profit increased $10.9 million to $23.0 million for the six months ended June 30, 1999 from $12.1 million for the six months ended June 30, 1998. Operating profit of the Climbing Products segment increased $2.5 million to $21.3 million for the six months ended June 30, 1999 from $18.8 million for the six months ended June 30, 1998. This increase was primarily due to the increased sale of higher margin climbing products partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $2.0 million to $5.1 million for the six months ended June 30, 1999 from $3.1 million for the six months ended June 30, 1998. The increase is primarily attributable to improvements in profitability of the product mix. Corporate and Other expenses decreased $6.4 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The decrease was primarily due to certain non-recurring expenses in 1998 associated with the Recapitalization and the operating losses of MIICA prior to the MIICA Insurance Transfer.

     Other (Expense) Income, Net. Other (expense), net was $(0.2) million for the six months ended June 30, 1999 compared to other income, net of $0.2 million for the six months ended June 30, 1998. The difference was primarily attributable to the income on MIICA insurance fund investments in the first quarter of 1998 and lower costs associated with the accounts receivable sales program in the second quarter of 1999.

     Interest Expense. Interest expense decreased $2.1 million to $13.4 million for the six months ended June 30, 1999 from $15.5 million for the six months ended June 30, 1998. The decrease was primarily due to a decrease in short-term bank debt and lower interest rates.

     Income Tax (Benefit). During the second quarters of 1999 and 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax benefit for the quarter ended June 30, 1998 included an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis. The difference between the statutory and effective tax rate at June 30, 1998 was primarily from a valuation allowance for capital losses.

     Net Income (Loss). Net income increased $7.0 million to $5.7 million for the six months ended June 30, 1999 from a loss of $(1.3) million for the six months ended June 30, 1998 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities were $7.9 million for the six months ended June 30, 1999 compared to $5.0 million for the six months ended June 30, 1998. The increase is primarily attributable to a decrease in operating working capital (accounts receivable, including the undivided interest in accounts receivable, inventory, accounts payable and accrued expenses), reductions in product liability and workers' compensation claim payments and the effects of other non-cash items. The net cash flows provided by operating activities for the six months ended June 30, 1998 were primarily attributable to decreased operating working capital. Net cash used in investing activities was $10.2 million for the six months ended June 30, 1999 compared to net cash provided of $3.7 million for the six months ended June 30, 1998. The increase was primarily due to an increase in capital expenditures in the six months ended June 30, 1999.

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

     The following discussion of the Company's Year 2000 Readiness Program contains numerous forward-looking statements based upon inherently uncertain information. Although management believes it has been able to make the necessary internal modifications in advance, there can be no guarantee that these modifications will prevent the occurrence of any material adverse effect on the Company's operations or financial condition.

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

     The Awareness and Assessment Phases have been completed. The Remediation Phase has been substantially completed. The Company's Remediation Phase consisted of numerous individual projects that varied in size, materiality and importance. All information technology systems have been remediated and tested. With respect to those projects involving embedded systems (non-information technology processes), the appropriate end-users have tested and remediated these systems. In addition, the certification of third parties' Year 2000 readiness efforts by the Company has been substantially completed. All of the Company's critical suppliers and business partners have been assessed by the Company and the Company is taking appropriate measures to minimize its risk with these critical suppliers and business partners. However, there can be no assurance that these measures will prevent any material adverse effect on the operations and business of the Company if such suppliers and business partners fail to convert their systems before December 31, 1999.

     Costs. The Company primarily utilizes internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be approximately $1.6 million and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of June 30, 1999 approximately $1.2 million of the estimated project costs have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000.

     Risks. The Year 2000 issue presents a number of risks and uncertainties that could affect the Company, including failure of utilities, competition for skilled personnel and disruption of Company operations due to system failures or operational failures of third parties. With respect to risks associated with the Company's computer systems and equipment, management believes that it has made the necessary modifications and conversions in advance of the Year 2000. With respect to risks associated with the failure of computer systems or equipment of third parties, the Company could experience a material adverse impact on its operations if such third parties fail to make timely conversions or modifications. The most serious impact on Company operations in this regard would result if basic services such as telecommunications, electric power and financial services were disrupted.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

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

     The Company has no operations in foreign countries. International sales were not material to the Company's operations for the six months ended June 30, 1999. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's Annual Report for 1998 on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on May 12, 1999. The size of the Board of Directors of Holding was increased to six (6) persons and the following six (6) persons were elected as directors: James O. Egan, Charles
K. Marquis, Charles J. Philippin, Howard L. Solot, Christopher J. Stadler, and Donald M. Werner. All shares of voting stock were cast for these six (6) persons with the exception that 799.9995 and 1,077.2704 shares of voting stock were withheld for Howard L. Solot and Donald M. Werner, respectively. In addition, at the meeting, Ernst & Young LLP was approved as the Company's independent auditors for the upcoming year. Of the total shares of voting stock, 71,935.2128 were cast for, 799.9995 were cast against, and 1,123.3664 shares were withheld, with respect to the selection of Ernst & Young LLP as the Company's independent auditors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           10.1 Second Amendment to the Supplemental Pension Plan B applicable to Elected Salaried Corporate Officers of Werner
                   Holding Co. (DE), Inc., its Parent and its Subsidiaries
           10.2    Employment Agreement, dated as of May 26, 1999, between
                   Werner Co. and Dennis G. Heiner
           27.1    Financial Data Schedule

     (b) Reports on Form 8-K:

         Registrant filed a Current Report on Form 8-K on June 17, 1999 pertaining to the election of Dennis G. Heiner as President and Chief Executive Officer.

                                        SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER HOLDING CO. (DE), INC.

Date: August 16, 1999                     /s/ R. P. Tamburrino

                                          --------------------------------------
                                          R. P. Tamburrino
                                          Vice President, Chief Financial
                                          Officer
                                          and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)