Form 10-Q
period 1999-09-30
WERNER HOLDING CO INC /DE/
filed 1999-11-15
CIK 1056112

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

                        COMMISSION FILE NUMBER 333-46607

                         WERNER HOLDING CO. (DE), INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                      1105 NORTH MARKET STREET, SUITE 1300
                              WILMINGTON, DELAWARE
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   25-1581345
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                     19899
                                   (ZIP CODE)

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

     As of September 30, 1999 there were 1,000 shares of common stock outstanding.

                                     INDEX

                         WERNER HOLDING CO. (DE), INC.

                                   FORM 10-Q
                        PERIOD ENDED SEPTEMBER 30, 1999

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements of Werner Holding Co. (PA), Inc. and
                 Subsidiaries (Unaudited)
               Condensed Consolidated Balance Sheets -- September 30, 1999
                 and December 31, 1998.....................................    1
               Condensed Consolidated Statements of Operations -- Three and
                 Nine Months Ended September 30, 1999 and 1998.............    2
               Condensed Consolidated Statements of Changes in
                 Shareholders' Equity (Deficit) -- Three and Nine Months
                 Ended September 30, 1999 and 1998.........................    3
               Condensed Consolidated Statements of Cash Flows -- Nine
                 Months Ended September 30, 1999 and 1998..................    5
               Notes to Condensed Consolidated Financial Statements........    6
Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations of Werner Holding Co. (PA), Inc.
                 and Subsidiaries..........................................   15
Item 3.        Quantitative and Qualitative Disclosures about Market
                 Risk......................................................   19

PART II        OTHER INFORMATION
Item 1.        Legal Proceedings...........................................   20
Item 6.        Exhibits and Reports on Form 8-K............................   20

SIGNATURE..................................................................   21

     The financial statements included herein are those of Werner Holding Co.
(PA), Inc. ("Holding"). The registrant is Werner Holding Co. (DE), Inc. (the "Issuer"), which is a direct wholly-owned subsidiary of Holding. Holding has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding, the Issuer and all of their consolidated subsidiaries.

                        PART I -- FINANCIAL INFORMATION

                                    ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,709        $  9,387
  Undivided interest in accounts receivable.................      68,294          46,298
  Allowance for doubtful accounts...........................      (2,100)         (1,600)
  Refundable income taxes...................................          --             490
  Inventories...............................................      56,305          46,777
  Deferred income taxes.....................................       2,845           2,830
  Other.....................................................       3,304           2,559
                                                                --------        --------
       Total current assets.................................     132,357         106,741
Property, plant and equipment, net..........................      73,159          65,693
Other assets:
  Deferred income taxes.....................................      11,647           5,997
  Deferred financing fees, net..............................      12,042          13,745
  Other.....................................................      17,340          20,603
                                                                --------        --------
                                                                  41,029          40,345
                                                                --------        --------
       TOTAL ASSETS.........................................    $246,545        $212,779
                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................    $ 26,756        $ 22,742
  Accrued liabilities.......................................      39,402          28,583
  Income taxes payable......................................         250              --
  Current maturities of long-term debt......................       1,450           1,450
                                                                --------        --------
       Total current liabilities............................      67,858          52,775
Long-term obligations:
  Long-term debt............................................     277,672         278,483
  Reserve for product liability and workers' compensation
     claims.................................................      24,680          13,639
  Accrued employee retirement benefits......................      23,279          22,279
                                                                --------        --------
       Total liabilities....................................     393,489         367,176
Shareholders' deficit:
  Common stock..............................................           1               1
  Additional paid-in-capital................................     198,786         198,847
  Accumulated deficit.......................................    (343,503)       (351,607)
  Accumulated other non-owner changes in equity.............      (1,598)         (1,638)
  Notes receivable arising from stock loan plan.............        (630)             --
                                                                --------        --------
       Total shareholders' deficit..........................    (146,944)       (154,397)
                                                                --------        --------
       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT..........    $246,545        $212,779
                                                                ========        ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -- (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
Net sales...........................................  $122,563   $112,534   $352,798   $326,199
Cost of sales.......................................    86,622     79,966    249,794    239,508
                                                      --------   --------   --------   --------
Gross profit........................................    35,941     32,568    103,004     86,691
General and administrative expenses.................     7,439      8,109     22,810     24,124
Selling and distribution expenses...................    14,913     13,422     43,580     39,411
                                                      --------   --------   --------   --------
Operating profit....................................    13,589     11,037     36,614     23,156
Other (expense) income, net.........................      (510)       360       (681)       533
                                                      --------   --------   --------   --------
Income before interest and taxes....................    13,079     11,397     35,933     23,689
Interest expense....................................     6,581      8,328     19,978     23,802
                                                      --------   --------   --------   --------
Income (loss) before income taxes...................     6,498      3,069     15,955       (113)
Income tax (benefit)................................     2,624      1,901      6,422        (11)
                                                      --------   --------   --------   --------
NET INCOME (LOSS)...................................  $  3,874   $  1,168   $  9,533   $   (102)
                                                      ========   ========   ========   ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                        ACCUMULATED
                                                                           OTHER
                                             ADDITIONAL                  NON-OWNER                 TOTAL
                                    COMMON    PAID-IN     ACCUMULATED     EQUITY               SHAREHOLDERS'
                                    STOCK     CAPITAL       DEFICIT       CHANGES     OTHER   EQUITY (DEFICIT)
                                    ------   ----------   -----------   -----------   -----   ----------------
Balance at January 1, 1999........    $1      $198,847     $(351,607)     $(1,638)    $  --      $(154,397)

Non-owner equity changes:
  Net income......................                             1,151                                 1,151
  Other non-owner equity changes:
    Unrealized gains on
      investments (net of deferred
      taxes of $19)...............                                             35                       35
    Less: reclassification
      adjustment for gains
      realized included in net
      income (net of tax).........                                            (18)                     (18)
                                                                                                 ---------
         Total non-owner equity
           changes................                                                                   1,168
Notes receivable arising from
  stock loan plan.................                                                     (580)          (580)
                                      --      --------     ---------      -------     -----      ---------
Balance at March 31, 1999.........    $1      $198,847     $(350,456)     $(1,621)    $(580)     $(153,809)
                                      ==      ========     =========      =======     =====      =========

Non-owner equity changes:
  Net income......................                             4,508                                 4,508
  Other non-owner equity changes:
    Unrealized gains on
      investments (net of deferred
      taxes of $27)...............                                             49                       49
    Less: reclassification
      adjustment for gains
      realized included in net
      income (net of tax).........                                            (26)                     (26)
                                                                                                 ---------
         Total non-owner equity
           changes................                                                                   4,531
Notes receivable arising from
  stock loan plan.................                                                      (80)           (80)
Repurchase of common stock........                            (1,429)                               (1,429)
                                      --      --------     ---------      -------     -----      ---------
Balance at June 30, 1999..........    $1      $198,847     $(347,377)     $(1,598)    $(660)     $(150,787)
                                      ==      ========     =========      =======     =====      =========

Non-owner equity changes:
  Net income......................                             3,874                                 3,874
Notes receivable arising from
  stock loan plan.................                                                       30             30
Repurchase of common stock........                 (61)                                                (61)
                                      --      --------     ---------      -------     -----      ---------
Balance at September 30, 1999.....    $1      $198,786     $(343,503)     $(1,598)    $(630)     $(146,944)
                                      ==      ========     =========      =======     =====      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                              ACCUMULATED
                                                                                 OTHER
                                                   ADDITIONAL                  NON-OWNER                 TOTAL
                                          COMMON    PAID-IN     ACCUMULATED     EQUITY               SHAREHOLDERS'
                                          STOCK     CAPITAL       DEFICIT       CHANGES     OTHER   EQUITY (DEFICIT)
                                          ------   ----------   -----------   -----------   -----   ----------------
Balance at January 1, 1998..............    $1      $198,847     $(351,753)     $  (767)    $  --      $(153,672)

Non-owner equity changes:
  Net loss..............................                            (2,844)                               (2,844)
  Other non-owner equity changes:
    Unrealized gains on investments (net
      of deferred taxes of $42).........                                             78                       78
    Add: reclassification adjustment for
      losses realized included in net
      loss (net of tax benefit).........                                            218                      218
                                                                                                       ---------
         Total non-owner equity
           changes......................                                                                  (2,548)
                                            --      --------     ---------      -------     -----      ---------
Balance at March 31, 1998...............    $1      $198,847     $(354,597)     $  (471)    $  --      $(156,220)
                                            ==      ========     =========      =======     =====      =========

Non-owner equity changes:
  Net income............................                             1,574                                 1,574
  Other non-owner equity changes:
    Unrealized losses on investments
      (net of deferred benefit of
      $1,270)...........................                                         (2,359)                  (2,359)
    Add: reclassification adjustment for
      losses realized included in net
      income (net of tax)...............                                            610                      610
                                                                                                       ---------
         Total non-owner equity
           changes......................                                                                    (175)
                                            --      --------     ---------      -------     -----      ---------
Balance at June 30, 1998................    $1      $198,847     $(353,023)     $(2,220)    $  --      $(156,395)
                                            ==      ========     =========      =======     =====      =========

Non-owner equity changes:
  Net income............................                             1,168                                 1,168
  Other non-owner equity changes:
    Unrealized losses on investments
      (net of deferred benefit of
      $23)..............................                                            (43)                     (43)
                                                                                                       ---------
         Total non-owner equity
           changes......................                                                                   1,125
                                            --      --------     ---------      -------     -----      ---------
Balance at September 30, 1998...........    $1      $198,847     $(351,855)     $(2,263)    $  --      $(155,270)
                                            ==      ========     =========      =======     =====      =========

Non-owner equity changes:
  Net income............................                               248                                   248
  Other non-owner equity changes:
    Unrealized gains on investments (net
      of deferred taxes of $8)..........                                             22                       22
    Less: reclassification adjustment
      for gains realized included in net
      income (net of tax)...............                                            (20)                     (20)
    Adjustment to minimum pension
      liability.........................                                            623                      623
                                                                                                       ---------
         Total non-owner equity
           changes......................                                                                     873
                                            --      --------     ---------      -------     -----      ---------
Balance at December 31, 1998............    $1      $198,847     $(351,607)     $(1,638)    $  --      $(154,397)
                                            ==      ========     =========      =======     =====      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  9,533   $   (102)
Reconciliation of net income (loss) to net cash provided by
  operating activities:
     Net gain on transfer of loss reserves and
      discontinuance of MIICA...............................        --     (4,506)
     Depreciation...........................................     6,077      6,592
     Amortization of deferred financing fees and original
      issue discount........................................     1,979      2,179
     Amortization of recapitalization and other deferred
      costs.................................................     2,915      7,436
     Provision for losses on accounts receivable............       499        630
     Impairment of property, plant and equipment............        --        711
     Provision for product liability and workers'
      compensation claims...................................    12,472     12,104
     Payment of product liability and workers' compensation
      claims................................................    (1,431)    (3,746)
     Deferred income taxes..................................    (5,689)     6,647
     Realized net losses on disposition and impairment of
      investments...........................................        --      2,678
     Changes in operating assets and liabilities:
       Accounts receivable..................................        --     40,458
       Undivided interest in accounts receivable............   (21,996)   (20,976)
       Refundable income taxes..............................       490     (4,294)
       Inventories..........................................    (9,528)    (7,023)
       Accounts payable.....................................     4,015      1,833
       Accrued liabilities..................................    10,934      7,287
       Income taxes payable.................................       250         --
       Other, net...........................................       264      1,465
                                                              --------   --------
Net cash provided by operating activities...................    10,784     49,373
INVESTING ACTIVITIES
Capital expenditures........................................   (13,455)    (4,931)
Insurance fund securities available-for-sale:
     Purchases of debt and equity securities................        --       (572)
Net sales of other investments..............................       200      7,358
                                                              --------   --------
Net cash (used in) provided by investing activities.........   (13,255)     1,855
FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan,
  net.......................................................      (630)        --
Repurchase of common stock..................................    (1,490)        --
Repayment of receivables facility...........................        --    (41,500)
Repayments of long-term debt................................    (1,087)    (1,087)
                                                              --------   --------
Net cash used in financing activities.......................    (3,207)   (42,587)
                                                              --------   --------
Net (decrease) increase in cash and cash equivalents........    (5,678)     8,641
Cash and cash equivalents at beginning of period............     9,387      3,107
                                                              --------   --------
Cash and Cash Equivalents at End of Period..................  $  3,709   $ 11,748
                                                              ========   ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION AND RECAPITALIZATION

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding") include its accounts and the accounts of its direct wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries. Holding has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for 1998 on Form 10-K (File No. 333-46607) as filed with the Securities and Exchange Commission.

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

B. CHANGE IN ACCOUNTING METHOD-DEPRECIATION

     The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after January 1, 1999. For property, plant and equipment placed into service prior to January 1, 1999, depreciation is computed using accelerated methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of this change was not material to the earnings or financial position of the Company for the three and nine month periods ended September 30, 1999.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

C. INVENTORIES

     Components of inventories are as follows:

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1999            1998
                                                             -------------   ------------
Finished products..........................................     $30,475        $26,887
Work-in-process............................................      16,071         12,339
Raw materials and supplies.................................      19,649         17,808
                                                                -------        -------
                                                                 66,195         57,034
Less excess of cost over LIFO stated values................       9,890         10,257
                                                                -------        -------
NET INVENTORIES............................................     $56,305        $46,777
                                                                =======        =======

D. COMMITMENTS AND CONTINGENCIES

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding. Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision.

E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

     On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA, the Company's captive insurance subsidiary. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped such losses at a maximum of $75,000, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of the liquidation of certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA Insurance Transfer, the Company recognized a gain as of March 31, 1998 of approximately $4,500, which is net of costs to discontinue the operations of MIICA, which was dissolved in the third quarter of 1998.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

E. RESERVE FOR PRODUCT LIABILITY AND WORKERS' COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS -- CONTINUED
The Company has obtained third party commercial insurance coverage for product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has established reserves.

     In 1998, MIICA recorded pre-tax losses of $4,661, which are included in other (expense) income, net relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

F. SEGMENT INFORMATION

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's 1998 Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
Net Sales
Climbing Products...........................  $ 96,635   $ 86,067   $275,529   $246,373
Extruded Products...........................    25,928     26,467     77,269     79,826
                                              --------   --------   --------   --------
                                              $122,563   $112,534   $352,798   $326,199
                                              ========   ========   ========   ========
Operating Profit (Loss)
Climbing Products...........................  $ 12,666   $  7,749   $ 33,940   $ 26,529
Extruded Products...........................     1,815      2,391      6,952      5,491
Corporate & Other...........................      (892)       897     (4,278)    (8,864)
                                              --------   --------   --------   --------
                                              $ 13,589   $ 11,037   $ 36,614   $ 23,156
                                              ========   ========   ========   ========

Corporate & Other includes various corporate expenses and eliminations.

G. SALES OF ACCOUNTS RECEIVABLE

     The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement of $77,294 and $66,298 as of September 30, 1999 and December 31, 1998, respectively. The net cash provided under the receivables purchase agreement was $9,000 and $20,000 as of September 30, 1999 and December 31, 1998, respectively. The expense incurred on the sale of accounts receivable under the agreement is reported in the accompanying condensed consolidated statements of operations in "Other (expense) income, net".

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

H. INCOME TAXES

     In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company revised its annual effective tax rate for the nine months ended September 30, 1999 and 1998 to include an adjustment for the changes in the Company's estimated tax rate on a year-to-date basis.

     The difference between the statutory and the annual effective tax rates at September 30, 1999 is primarily due to state taxes (net of federal benefit). The difference between the statutory and the annual effective tax rate at September 30, 1998 was primarily from a valuation allowance for capital losses.

I. SUBSEQUENT EVENT

     On October 29, 1999, the Company acquired certain assets of Keller Ladders, Inc. in a business combination that will be accounted for as a purchase. No liabilities were assumed in connection with this asset acquisition. The results of operations will be included in the results of operations of the Company from October 29, 1999.

J. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Recapitalization in 1997, the Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. Holding has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for MIICA and Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

     Following is condensed consolidated information for Holding (the "Parent Company"), the Issuer, the Guarantor Subsidiaries, and MIICA (through July 8, 1998, the date of its dissolution) and Werner Funding Corporation (each a "Non-Guarantor Subsidiary" and collectively the "Non-Guarantor Subsidiaries"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

J. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                              -------------------------------------------------------------------------------
                                                        COMBINED        NON-
                               PARENT                  GUARANTOR     GUARANTOR
                               COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                              ---------   ---------   ------------   ----------   ------------   ------------
SEPTEMBER 30, 1999
ASSETS
Current assets:
  Undivided interest in
     accounts receivable....  $           $            $              $68,294       $             $  68,294
  Inventories, net..........                              56,305                                     56,305
  Other current assets......         25         433        7,294            6             --          7,758
                              ---------   ---------    ---------      -------       --------      ---------
       Total current
          assets............         25         433       63,599       68,300             --        132,357
Property, plant and
  equipment, net............         --           2       73,157           --             --         73,159
Investment in
  subsidiaries..............   (157,872)   (159,887)       5,612           --        312,147             --
Other assets................         --       5,948       35,081           --             --         41,029
                              ---------   ---------    ---------      -------       --------      ---------
       TOTAL ASSETS.........  $(157,847)  $(153,504)   $ 177,449      $68,300       $312,147      $ 246,545
                              =========   =========    =========      =======       ========      =========

LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current
     liabilities............  $      --   $   7,440    $  60,385      $    33       $     --      $  67,858
  Intercompany payable
     (receivable)...........    (10,903)   (275,744)     223,992       62,655             --             --
                              ---------   ---------    ---------      -------       --------      ---------
       Total current
          liabilities.......    (10,903)   (268,304)     284,377       62,688             --         67,858
Long-term debt..............         --     272,672        5,000           --             --        277,672
Other long-term
  liabilities...............         --          --       47,959           --             --         47,959
       Total equity
          (deficit).........   (146,944)   (157,872)    (159,887)       5,612        312,147       (146,944)
                              ---------   ---------    ---------      -------       --------      ---------
       TOTAL LIABILITIES AND
          EQUITY
          (DEFICIT).........  $(157,847)  $(153,504)   $ 177,449      $68,300       $312,147      $ 246,545
                              =========   =========    =========      =======       ========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

J. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                              -------------------------------------------------------------------------------
                                                        COMBINED        NON-
                               PARENT                  GUARANTOR     GUARANTOR
                               COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                              ---------   ---------   ------------   ----------   ------------   ------------
DECEMBER 31, 1998
ASSETS
Current assets:
  Undivided interest in
     accounts receivable....  $           $            $              $46,298       $             $  46,298
  Inventories, net..........                              46,777                                     46,777
  Other current assets......          1       2,743       10,922           --             --         13,666
                              ---------   ---------    ---------      -------       --------      ---------
       Total current
          assets............          1       2,743       57,699       46,298             --        106,741
Property, plant and
  equipment, net............                              65,693                                     65,693
Investment in
  subsidiaries..............   (166,607)   (154,397)       5,343           --        315,661             --
Other assets................         --       5,688       34,657           --             --         40,345
                              ---------   ---------    ---------      -------       --------      ---------
       TOTAL ASSETS.........  $(166,606)  $(145,966)   $ 163,392      $46,298       $315,661      $ 212,779
                              =========   =========    =========      =======       ========      =========

LIABILITIES AND
  SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current
     liabilities............  $      --   $   4,837    $  47,893      $    45       $     --      $  52,775
  Intercompany payable
     (receivable)...........    (12,209)   (257,679)     228,978       40,910             --             --
                              ---------   ---------    ---------      -------       --------      ---------
       Total current
          liabilities.......    (12,209)   (252,842)     276,871       40,955             --         52,775
Long-term debt..............         --     273,483        5,000           --             --        278,483
Other long-term
  liabilities...............                              35,918                                     35,918
       Total equity
          (deficit).........   (154,397)   (166,607)    (154,397)       5,343        315,661       (154,397)
                              ---------   ---------    ---------      -------       --------      ---------
       TOTAL LIABILITIES AND
          EQUITY
          (DEFICIT).........  $(166,606)  $(145,966)   $ 163,392      $46,298       $315,661      $ 212,779
                              =========   =========    =========      =======       ========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

J. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                -----------------------------------------------------------------------------
                                                      COMBINED         NON-
                                PARENT               GUARANTOR      GUARANTOR
                                COMPANY   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                -------   -------   ------------   ------------   ------------   ------------
FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999
     Net sales................  $   --    $    --     $122,563       $    --        $     --       $122,563
     Cost of sales............                          86,622                                       86,622
                                ------    -------     --------       -------        --------       --------
     Gross profit.............                          35,941                                       35,941
     Selling, general and
       administrative
       expenses...............                 (8)      22,360                                       22,352
                                ------    -------     --------       -------        --------       --------
     Operating profit.........      --          8       13,581            --              --         13,589
     Other income (expense),
       net....................   3,367     (1,157)      (1,305)        1,246          (2,661)          (510)
     Interest income
       (expense)..............     507      4,506      (10,961)         (633)             --         (6,581)
                                ------    -------     --------       -------        --------       --------
     Income (loss) before
       income taxes...........   3,874      3,357        1,315           613          (2,661)         6,498
     Income taxes.............                           2,392           232              --          2,624
                                ------    -------     --------       -------        --------       --------
          NET INCOME (LOSS)...  $3,874    $ 3,357     $ (1,077)      $   381        $ (2,661)      $  3,874
                                ======    =======     ========       =======        ========       ========

FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1998
     Net sales................  $         $           $111,924       $              $    610       $112,534
     Cost of sales............                          79,966                                       79,966
                                ------    -------     --------       -------        --------       --------
     Gross profit.............                          31,958                           610         32,568
     Selling, general and
       administrative
       expenses...............      --         13       21,290            --             228         21,531
                                ------    -------     --------       -------        --------       --------
     Operating (loss)
       profit.................      --        (13)      10,668            --             382         11,037
     Other income (expense),
       net....................     899     (1,940)      (2,537)        1,977           1,961            360
     Interest income
       (expense)..............     269      2,852      (11,231)         (218)             --         (8,328)
                                ------    -------     --------       -------        --------       --------
     Income (loss) before
       income taxes
       (benefit)..............   1,168        899       (3,100)        1,759           2,343          3,069
     Income taxes (benefit)...      --         --       (6,539)        8,440              --          1,901
                                ------    -------     --------       -------        --------       --------
          NET INCOME (LOSS)...  $1,168    $   899     $  3,439       $(6,681)       $  2,343       $  1,168
                                ======    =======     ========       =======        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

J. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                        SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                -----------------------------------------------------------------------------
                                                      COMBINED         NON-
                                PARENT               GUARANTOR      GUARANTOR
                                COMPANY   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                -------   -------   ------------   ------------   ------------   ------------
FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 1999
     Net sales................  $   --    $    --     $352,798       $    --        $     --       $352,798
     Cost of sales............                         249,794                                      249,794
                                ------    -------     --------       -------        --------       --------
     Gross profit.............                         103,004                                      103,004
     Selling, general and
       administrative
       expenses...............                  1       66,389                                       66,390
                                ------    -------     --------       -------        --------       --------
     Operating (loss)
       profit.................      --         (1)      36,615            --              --         36,614
     Other income (expense),
       net....................   8,721     (5,539)      (3,704)        3,300          (3,459)          (681)
     Interest income
       (expense)..............     812     14,235      (32,134)       (2,891)             --        (19,978)
                                ------    -------     --------       -------        --------       --------
     Income (loss) before
       income taxes...........   9,533      8,695          777           409          (3,459)        15,955
     Income taxes.............      --         --        6,267           155              --          6,422
                                ------    -------     --------       -------        --------       --------
          NET INCOME (LOSS)...  $9,533    $ 8,695     $ (5,490)      $   254        $ (3,459)      $  9,533
                                ======    =======     ========       =======        ========       ========

FOR THE NINE MONTHS ENDED
     SEPTEMBER 30, 1998
     Net sales................  $   --    $    --     $325,589       $   610        $              $326,199
     Cost of sales............                         239,508                                      239,508
                                ------    -------     --------       -------        --------       --------
     Gross profit.............                          86,081           610                         86,691
     Selling, general and
       administrative
       expenses...............      --         21       62,856           658                         63,535
                                ------    -------     --------       -------        --------       --------
     Operating (loss)
       profit.................      --        (21)      23,225           (48)                        23,156
     Other income (expense),
       net....................    (893)   (11,466)      (5,451)        5,000          13,343            533
     Interest income
       (expense)..............     791     10,594      (34,973)         (214)             --        (23,802)
                                ------    -------     --------       -------        --------       --------
     Income (loss) before
       income taxes
       (benefit)..............    (102)      (893)     (17,199)        4,738          13,343           (113)
     Income taxes (benefit)...      --         --       (9,464)        9,453              --            (11)
                                ------    -------     --------       -------        --------       --------
          NET INCOME (LOSS)...  $ (102)   $  (893)    $ (7,735)      $(4,715)       $ 13,343       $   (102)
                                ======    =======     ========       =======        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

J. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          ---------------------------------------------------------------
                                                                 COMBINED         NON-
                                          PARENT                GUARANTOR      GUARANTOR
                                          COMPANY    ISSUER    SUBSIDIARIES   SUBSIDIARIES   CONSOLIDATED
                                          -------   --------   ------------   ------------   ------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1999
Net cash from operating activities......  $   --    $     --     $ 10,783       $     1        $ 10,784
Net cash from investing activities......   2,119      (1,115)     (14,259)           --         (13,255)
Net cash from financing activities......  (2,120)     (1,087)          --            --          (3,207)
                                          -------   --------     --------       -------        --------
Net increase (decrease) in cash and cash
  equivalents...........................      (1)     (2,202)      (3,476)            1          (5,678)
Cash and cash equivalents at beginning
  of period.............................       1       2,618        6,768            --           9,387
                                          -------   --------     --------       -------        --------
Cash and cash equivalents at end of
  period................................  $   --    $    416     $  3,292       $     1        $  3,709
                                          =======   ========     ========       =======        ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
  1998
Net cash from operating activities......  $   --    $     --     $ 33,157       $(6,784)       $ 26,373
Net cash from investing activities......     (12)     21,935      (26,854)        6,786           1,855
Net cash from financing activities......      --     (19,587)          --            --         (19,587)
                                          -------   --------     --------       -------        --------
Net increase (decrease) in cash and cash
  equivalents...........................     (12)      2,348        6,303             2           8,641
Cash and cash equivalents at beginning
  of period.............................      17           6        3,084            --           3,107
                                          -------   --------     --------       -------        --------
Cash and cash equivalents at end of
  period................................  $    5    $  2,354     $  9,387       $     2        $ 11,748
                                          =======   ========     ========       =======        ========

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

RESULTS OF OPERATIONS -- QUARTER ENDED SEPTEMBER 30, 1999 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales increased $10.1 million, or 8.9%, to $122.6 million for the quarter ended September 30, 1999 from $112.5 million for the quarter ended September 30, 1998. Net sales of climbing products increased $10.5 million, or 12.3%, to $96.6 million for the quarter ended September 30, 1999 from $86.1 million for the quarter ended September 30, 1998. The increase in net sales of climbing products was primarily due to increases in the sales volume of fiberglass and aluminum step and extension ladders, attic ladders, and stages and planks. Net sales of extruded products of $25.9 million for the quarter ended September 30, 1999 declined by $0.5 million, or 2.0%, compared to the quarter ended September 30, 1998.

     Gross Profit. Gross profit increased $3.3 million, or 10.4%, to $35.9 million for the quarter ended September 30, 1999 from $32.6 million for the quarter ended September 30, 1998. The increase was primarily due to greater sales of higher margin climbing products and the benefits of spreading fixed costs over higher production volumes.

     General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 8.3%, to $7.4 million for the quarter ended September 30, 1999 from $8.1 million for the quarter ended September 30, 1998. The decrease was principally due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Selling and Distribution Expenses. Selling and distribution expenses increased $1.5 million, or 11.1%, to $14.9 million for the quarter ended September 30, 1999 from $13.4 million for the quarter ended September 30, 1998. The increase was primarily due to increases in advertising and distribution expenses.

     Operating Profit (Loss). Operating profit increased $2.6 million to $13.6 million for the quarter ended September 30, 1999 from $11.0 million for the quarter ended September 30, 1998. Operating profit of the Climbing Products segment increased $5.0 million to $12.7 million in the third quarter of 1999 from $7.7 million in the third quarter of 1998. The third quarter 1998 operating profit of the Climbing Products segment included expense of $2.8 million attributable to the reallocation of certain costs previously classified as Corporate and Other expenses. The balance of the increase in Climbing Products operating profit was primarily due to the increased sale of higher margin climbing products partially offset by related increases in advertising, and distribution expenses. Operating profit of the Extruded Products segment decreased $0.6 million to $1.8 million for the quarter ended September 30, 1999 from $2.4 million for the quarter ended September 30, 1998. The decrease is primarily attributable to changes in product mix. Corporate and Other expenses increased $1.8 million for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The increase was primarily due to the reallocation of certain costs from Corporate and Other expenses to the Climbing Products segment in 1998 as described above, partially offset by certain non-recurring expenses in 1998 associated with the Recapitalization.

     Other (Expense) Income, Net. Other (expense), net was $(0.5) million for the quarter ended September 30, 1999 compared to other income, net of $0.4 million for the quarter ended September 30, 1998. The difference was primarily attributable to lower costs associated with the accounts receivable sales program in the third quarter of 1998 and an increase in certain non-recurring employee related expenses in the third quarter of 1999.

     Interest Expense. Interest expense decreased $1.7 million to $6.6 million for the quarter ended September 30, 1999 from $8.3 million for the quarter ended September 30, 1998. The decrease was primarily due to lower interest rates.

     Income Tax (Benefit). During the third quarters of 1999 and 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The disproportionate tax provision for the quarter ended September 30, 1998 included an adjustment to reflect the re-computed estimated effective rate on a year-to-date basis. The difference between the customary relationship of pretax income and income tax expense for the third quarter of 1998 was primarily due to the Company's revision of its full year projection of income subject to income tax.

     Net Income (Loss). Net income increased $2.7 million to $3.9 million for the quarter ended September 30, 1999 from net income of $1.2 million for the quarter ended September 30, 1998 as a result of all of the above factors.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net Sales. Net sales increased $26.6 million, or 8.2%, to $352.8 million for the nine months ended September 30, 1999 from $326.2 million for the nine months ended September 30, 1998. Net sales of climbing products increased $29.1 million, or 11.8%, to $275.5 million for the nine months ended September 30, 1999 from $246.4 million for the nine months ended September 30, 1998. The increase in net sales of climbing products was primarily due to increases in the volume of fiberglass and aluminum step and extension ladders sold, partially offset by volume decreases in sales of attic ladders. Net sales of extruded products decreased $2.5 million, or 3.2%, to $77.3 million for the nine months ended September 30, 1999 from $79.8 million for the nine months ended September 30, 1998. The decrease is due to volume decreases in extrusions sold to customers in the building products sector and the impact of lower aluminum prices for the nine months ended September 30, 1999.

     Gross Profit. Gross profit increased $16.3 million, or 18.8%, to $103.0 million for the nine months ended September 30, 1999 from $86.7 million for the nine months ended September 30, 1998. The increase was primarily due to more sales of higher margin climbing products and the effects of higher production volumes.

     General and Administrative Expenses. General and administrative expenses decreased $1.3 million, or 5.4%, to $22.8 million for the nine months ended September 30, 1999 from $24.1 million for the nine months ended September 30, 1998. The decrease was principally due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Selling and Distribution Expenses. Selling and distribution expenses increased $4.2 million, or 10.6%, to $43.6 million for the nine months ended September 30, 1999 from $39.4 million for the nine months ended September 30, 1998. The increase was primarily due to increases in advertising and distribution expenses.

     Operating Profit (Loss). Operating profit increased $13.4 million to $36.6 million for the nine months ended September 30, 1999 from $23.2 million for the nine months ended September 30, 1998. Operating profit of the Climbing Products segment increased $7.4 million to $33.9 million for the nine months ended September 30, 1999 from $26.5 million for the nine months ended September 30, 1998. This increase was primarily due to the increased sale of higher margin climbing products partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $1.5 million to $7.0 million for the nine months ended September 30, 1999 from $5.5 million for the nine months ended September 30, 1998. The increase is primarily attributable to improvements in profitability of the product mix over the entire period. Corporate and Other expenses decreased $4.6 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The decrease was primarily due to certain non-recurring expenses in 1998 associated with the Recapitalization and the operating losses of MIICA prior to the MIICA Insurance Transfer.

     Other (Expense) Income, Net. Other (expense), net was $(0.7) million for the nine months ended September 30, 1999 compared to other income, net of $0.5 million for the nine months ended September 30, 1998. The difference was primarily attributable to the income on MIICA insurance fund investments in the first quarter of 1998 and an increase in certain non-recurring employee related expenses in the third quarter of 1999.

     Interest Expense. Interest expense decreased $3.8 million to $20.0 million for the nine months ended September 30, 1999 from $23.8 million for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in short-term bank debt and lower interest rates.

     Income Tax (Benefit). During the third quarters of 1999 and 1998, the Company revised its full year projection of income subject to income tax and re-computed its estimated effective tax rate. The difference between the customary relationship of pretax income and income tax expense for the nine months ended September 30, 1998 was primarily due to a valuation allowance for capital losses.

     Net Income (Loss). Net income increased $9.6 million to $9.5 million for the nine months ended September 30, 1999 from a loss of $(0.1) million for the nine months ended September 30, 1998 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows provided by operating activities were $10.8 million for the nine months ended September 30, 1999 compared to $49.4 million for the nine months ended September 30, 1998. The decrease is primarily attributable to an increase in operating working capital (accounts receivable, including the undivided interest in accounts receivable, inventory, accounts payable and accrued expenses). Net cash used in investing activities was $13.3 million for the nine months ended September 30, 1999 compared to net cash provided from investing activities of $1.9 million for the nine months ended September 30, 1998. The increase was primarily due to an increase in capital expenditures and a decrease in sales of MIICA investments in the nine months ended September 30, 1999. Net cash flows used in financing activities were $3.2 million for the nine months ended September 30, 1999 compared to $42.6 million for the nine months ended September 30, 1998. The decrease is due to the repayment of the receivables facility in the nine months ended September 30, 1998 offset by the repurchase of common stock and the issuance of notes receivable arising from the stock loan plan in the nine months ended September 30, 1999.

     The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under a receivables purchase agreement with a financial institution (the "Receivables Purchase Agreement"). The Company believes it has sufficient funds available to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under the Senior Credit Facility, and the Receivables Purchase Agreement.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity and overall home improvement expenditures. The residential and commercial construction markets are sensitive to cyclical changes in the economy. Due to seasonal factors associated with the construction industry, sales of products and working capital requirements are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and the Receivables Purchase Agreement to meet seasonal variations in its working capital requirements.

YEAR 2000 READINESS PROGRAM

     The Year 2000 issue arises because many computer hardware and software systems use only the last two digits to represent a year. As a result, these systems may not properly process dates beyond 1999, which could cause errors in information or system failures. If the Company's computer systems do not correctly recognize and process date information beyond the year 1999, the Year 2000 issue could have a material adverse impact on the operations of the Company.

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

     Costs. The Company primarily utilizes internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company estimates that Year 2000 expenditures will be approximately $1.6 million and will be funded by normal operating cash flow. All Year 2000 expenditures are expensed as incurred and are not expected to have a material effect on results of operations, liquidity or capital resources. As of September 30, 1999, approximately $1.4 million of the estimated project costs have been incurred. The remaining costs are expected to be incurred evenly over the period up through January 31, 2000.

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

     Contingency Plans. The Company has developed business resumption contingency plans specific to the Year 2000. These plans address the actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or third party failure. The Company will refine its contingency plans throughout the fourth quarter of 1999 in the event that circumstances should so warrant.

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

     The Company has no operations in foreign countries. International sales were not material to the Company's operations for the nine months ended September 30, 1999. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's Annual Report for 1998 on Form 10-K.

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

     In addition, in March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding's Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding. After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding. Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding. Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      3.1 Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to registrant's Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

      3.2 By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to registrant's Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

      3.3  Amended and Restated Articles of Incorporation of Werner Holding Co.
           (PA), Inc. (filed as Exhibit 3.2.1 to registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     10.1  Fourth Amendment to Werner Holding Co. (DE), Inc. Employee Savings
           Plan

     10.2 Fourth Amendment to the Retirement Plan for Salaried Employees of Werner Holding Co. (DE), Inc.

     27.1  Financial Data Schedule

     (b) Reports on Form 8-K:

    Registrant filed a Current Report on Form 8-K on September 7, 1999 pertaining to the change in the registrant's independent accountant.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WERNER HOLDING CO. (DE), INC.

Date:  November 15, 1999
                                          /s/ R. P. Tamburrino
                                          --------------------------------------
                                          R. P. Tamburrino
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)