Form 10-K
period 1999-12-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2000-03-30
CIK 1056112, 1056121

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                  (Fee Required)
                   For the fiscal year ended December 31, 1999
                                        or
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                (No Fee Required)

             For the transition period from ---------- to ----------


       Commission File No. 333-46607-12                       Commission File No. 333-46607
         WERNER HOLDING CO. (PA), INC.                        WERNER HOLDING CO. (DE), INC.
 (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN         (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN
                 ITS CHARTER)                                         ITS CHARTER)


       PENNSYLVANIA                 25-0906875                  DELAWARE                   25-1581345
     (STATE OR OTHER              (IRS EMPLOYER             (STATE OR OTHER              (IRS EMPLOYER
     JURISDICTION OF           IDENTIFICATION NO.)          JURISDICTION OF           IDENTIFICATION NO.)
     INCORPORATION OR                                       INCORPORATION OR
      ORGANIZATION)                                          ORGANIZATION)

      93 WERNER RD.                   16125              1105 NORTH MARKET ST.,              19899
 GREENVILLE, PENNSYLVANIA           (ZIP CODE)                 SUITE 1300                  (ZIP CODE)
  (ADDRESS OF PRINCIPAL                                   WILMINGTON, DELAWARE
    EXECUTIVE OFFICES)                                   (ADDRESS OF PRINCIPAL
                                                           EXECUTIVE OFFICES)

                    (724) 588-2550                                         (302) 478-5723
(CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE) (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of each of the co-registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not applicable

     State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

                                 Not applicable

     Indicate the number of shares outstanding of each of the co-registrants' classes of common stock, as of December 31, 1999:

           Werner Holding Co. (PA), Inc.  1,964.1630 shares of Class A Common
                                          Stock
                                    21,942.6838 shares of Class B Common Stock
                                    4,656.7850 shares of Class C Common Stock
                                    1,000 shares of Class D Common Stock
                                    45,000 shares of Class E Common Stock

           Werner Holding Co. (DE), Inc.  1,000 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Item 1.   Business                                                          1
Item 2.   Properties                                                        5
Item 3.   Legal Proceedings                                                 6
Item 4.   Submission of Matters to a Vote of Security Holders               6

                                    PART II
Item 5.   Market for Company's Common Equity and Related Stockholder
          Matters                                                           7
Item 6.   Selected Financial Data                                           8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10
Item 8.   Financial Statements and Supplementary Data                      17
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         46

                                    PART III
Item 10.  Directors and Executive Officers of the Company                  46
Item 11.  Executive Compensation                                           49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                       55
Item 13.  Certain Relationships and Related Transactions                   58

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K                                                              58
Signatures                                                                 64

                            ------------------------

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements which include, among other things, discussions of the Company's (as defined) business and results of operations, position in its industries, future operations, liquidity and capital resources, as well as, the impact of the Year 2000 and the Company's plans to address the Year 2000 issue. These forward-looking statements are based upon estimates and assumptions made by management of the Company that although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements and estimates. No assurance can be given that any of such statements or estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.
                            ------------------------

The information presented in this Annual Report on Form 10-K relates to Werner Holding Co. (PA), Inc., a Pennsylvania corporation ("Holding (PA)"), its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Holding (DE)") and Werner Co., a Pennsylvania corporation and Holding (DE)'s wholly-owned subsidiary ("Werner"). Holding (PA) has no substantial operations or assets other than its investment in Holding (DE) and Holding (DE) has no substantial operations or assets other than its investments in its subsidiaries. As used herein and except as the context otherwise may require, the "Company" means Holding (PA), Holding (DE), Werner and all of their consolidated subsidiaries.
                            ------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Holding (PA), incorporated in 1945 and Holding (DE), incorporated in 1988, are the holding companies of Werner Co., a corporation engaged in the manufacture and sale of climbing products and aluminum extruded products. Management believes that Werner is the nation's largest manufacturer and marketer of ladders and other climbing products. Werner's climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has over a 50-year history, and management believes Werner is the most recognized name by both professional and consumer end-users of climbing products. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

DESCRIPTION OF THE BUSINESS

     The Company operates in two business segments, Climbing Products and Extruded Products.

  Climbing Products

     Werner manufactures approximately 1,500 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner, Keller and Columbia brand names. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders; (ii) extension, straight, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company's climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, the Company is a leader in the climbing products industry.

     The Company's sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company's climbing products are sold directly and through approximately 50 independent, commissioned manufacturers representative organizations, which sell to three major distribution channels: (i) home improvement and other retail, (ii) hardware and (iii) professional. The Company's sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

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

     The Company's extruded products sales organization is supplemented by approximately 15 independent manufacturer's representative organizations. The Company operates on a "make-to-order" basis with most extruded products customers.

SEGMENTS

     See Note O entitled "Segment Information" in the Notes to Consolidated Financial Statements which is incorporated herein by reference.

RAW MATERIALS AND SUPPLIERS

     The Company is a major consumer of aluminum and has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. The Company has contracts to provide most of its estimated aluminum requirements with four principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. Two of these contracts will be renegotiable in 2000, one will be renegotiable in 2001, and one will be renegotiable in 2003. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company's operations.

     To hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements, the Company utilizes futures and option contracts. The Company's practice is not to hold derivative commodity instruments, including aluminum futures and option contracts, for trading purposes. These futures and option contracts are placed with established metal brokers and can range up to two years in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

     The Company also has contracts to purchase the basic materials required for fiberglass pultrusion with its principal suppliers, which contracts are typically one to three years in length. The Company has several alternative sources for these basic materials and does not believe that any one of these contracts is material to the operations of the Company.

PATENTS, TRADEMARKS AND LICENSES

     No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any business segment. The Company owns numerous patents worldwide, none of which are material to the Company's operations as a whole. These patents expire from time to time over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company's operations as a whole. These licenses, franchises and concessions vary in duration from one to 15 years.

     The Company has numerous trademarks that are utilized in its businesses worldwide. The Werner logo trademark is material to both of the Company's business segments. This well-known trademark enjoys a reputation for quality and value, and in the climbing products industry, is among the world's most trusted brand names. While the Company believes its other trademarks are important to its business operations, the loss of any of these other trademarks would not have a material adverse effect on the Company's operations as a whole.

SENSITIVITY TO ECONOMIC CYCLES AND WEATHER CONDITIONS

     A significant percentage of the Company's sales of climbing products is attributable to new residential and nonresidential construction in the United States, which are affected by such cyclical factors as interest rates, inflation, consumer spending habits and employment. Similarly, a significant percentage of the Company's sales of extruded products is attributable to the new and used automobile and automotive parts markets, which are also affected by such cyclical factors. Sales of climbing equipment are also sensitive to prevailing weather conditions. Unusually severe weather can reduce or defer sales of climbing products by delaying elective home maintenance and discouraging do-it-yourself projects, which account for a growing portion of the Company's sales.

BACKLOG

     Due to the Company's ability to quickly meet production orders and its production forecasting systems, the Company has no significant backlog in climbing products. Most extruded products are produced on a make-to-order basis.

COMPETITION

     Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 14 principal competitors in 1999. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

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

EMPLOYEES

     The Company had approximately 3,400 salaried and hourly employees as of December 31, 1999. Of the 2,343 hourly employees, approximately 2,000 are covered by seven collective bargaining agreements, six of which expire in 2000 and one of which expires in 2002. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities.

DEPENDENCE ON KEY CUSTOMERS

     The Company's 10 largest customers accounted for approximately 55% of the Company's 1999 total net sales. The Company's two largest climbing products customers, The Home Depot and Lowe's, accounted for approximately 23% and 13%, respectively, of the Company's 1999 total net sales. The Company does not have contractual agreements for the supply of products with most of its climbing products customers. The loss of certain key customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. No extruded products customer accounted for more than 10% of the Company's 1999 total net sales.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 1999 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

RECENT TRANSACTIONS

     The Recapitalization. On October 8, 1997, Holding (PA) entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (such affiliates and investors are collectively referred to as the "Investors"). Pursuant to the Recapitalization Agreement on November 24, 1997 (the "Recapitalization Closing Date"), Holding
(PA) amended and restated its Articles of Incorporation pursuant to which all of Holding (PA)'s issued and outstanding capital stock was reclassified. On the Recapitalization Closing Date, Holding (PA) then redeemed certain shares of the reclassified stock (representing approximately 85% of the then outstanding shares of Holding (PA)) for cash totaling in the aggregate approximately $330.7 million and the right to receive upon certain conditions, an additional, one-time, lump sum payment (the "Market Participation Right"). In addition, on the Recapitalization Closing Date, Holding (PA) sold to the Investors shares of the newly created Class C, D and E Common Stock of Holding (PA) for approximately $122.7 million (the "Cash Equity Investment"). The foregoing transactions are collectively referred to herein as the "Recapitalization". As a result of the Recapitalization, the pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of Holding (PA) and the Investors own approximately 67% of the outstanding voting equity of Holding
(PA). Financing for the Recapitalization, together with the repayment of certain existing indebtedness of the Company was funded by (i) the Cash Equity Investment, (ii) the offering of $135.0 million principal of 10% Senior Subordinated Notes due 2007 of Holding (DE) (the "Notes") and (iii) $186.5 million of borrowings under a $320.0 million secured senior credit facility with a syndicate of banks and financial institutions which included two term loans, a revolving credit loan and a receivables line of credit (collectively, the "Senior Credit Facility").

     The MIICA Insurance Transfer. Prior to March 31, 1998, the Company operated Manufacturers Indemnity and Insurance Company of America, a Colorado corporation ("MIICA"), as a captive insurance company to provide product liability, workers' compensation and environmental insurance to Holding (PA) and its subsidiaries. In the first quarter of 1998, the Company undertook an extensive evaluation of the cost and efficiency of providing such insurance through MIICA and determined to obtain coverage from an external commercial insurance company. On March 31, 1998, the Company entered into an arrangement with a commercial insurance provider under which MIICA transferred its outstanding product and workers' compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider in exchange for the payment of approximately $42.4 million (collectively, the "MIICA Insurance Transfer"). The Company paid this amount from the proceeds of the liquidation of a substantial portion of MIICA's insurance fund investments. Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all MIICA's product and workers' compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75 million. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. In conjunction with the MIICA Insurance Transfer, the Company obtained product liability and workers' compensation insurance coverage for such losses which occur on or after April 1, 1998 from an external commercial insurance company. The Company believes that this insurance coverage is adequate for its current and future anticipated business needs. As a result of the MIICA Insurance Transfer, on July 8, 1998 the Company discontinued the operations of and dissolved MIICA.

     Subsidiary Consolidation. In the second quarter of 1998, the Company undertook a review of the desirability and necessity of operating through all of Holding (DE)'s direct and indirect subsidiaries, including certain of those subsidiaries who have guaranteed the Notes (the "Subsidiary Guarantors"). As a result of this review, Holding (DE) determined to consolidate a number of its direct and indirect subsidiaries through mergers into Holding (DE) or Werner. On May 14, 1998, R.D. Arizona Ladder Corp. was merged with Werner, with Werner remaining as the surviving corporation. On June 30, 1998, Ardee Investment Co., Inc. merged with Werner Financial Inc., with Werner Financial Inc. remaining as the surviving corporation. Werner Financial Inc. was then merged with Holding
(DE) with Holding (DE) remaining as the surviving corporation. In addition, on June 30, 1998, the following subsidiaries of Holding (DE) were merged with Werner, with Werner remaining as the surviving corporation: Phoenix Management Services, Inc.; Werner Management Co.; Florida Ladder Company; Kentucky Ladder

Company; and Gold Medal Ladder Company. On December 31, 1998, Olympus Properties, Inc. was merged with Werner, with Werner remaining as the surviving corporation. This consolidation of Holding (DE)'s subsidiaries was permitted under the Senior Credit Facility and the Indenture governing the Notes and has no impact upon holders of the Notes or the consolidated results of operations of the Company.

     Business Acquisition. In October 1999, Werner acquired certain assets of Keller Ladders, Inc. ("KLI") for a purchase price of approximately $12.2 million. The purchased assets consisted of three climbing products manufacturing facilities located in Merced, CA, Swainsboro, GA and Goshen, IN; the Keller, Columbia and Blue Ribbon brand names; and certain equipment, inventory, intellectual property and other assets used in KLI's climbing products business. No product or other significant liabilities were assumed in connection with this acquisition.

ITEM 2. PROPERTIES.

     The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistently with the Company's plans and do not have substantial excess capacity. Werner's corporate headquarters offices are located at 93 Werner Rd., Greenville, Pennsylvania 16125. The Company's principal facilities consist of the following:

                                                                        OWNED/            APPROX.
          LOCATION                       PRINCIPAL USE             LEASE EXPIRATION    SQUARE FOOTAGE
          --------                       -------------             ----------------    --------------
Greenville, PA..............  Office, Manufacturing, Distribution         Owned           640,000
Franklin Park, IL...........  Office, Manufacturing, Distribution         Owned           672,000
Anniston, AL................  Manufacturing, Distribution                 Owned           410,000
Carrolton, KY...............  Manufacturing, Distribution                 Owned(1)        200,000
Swainsboro, GA..............  Manufacturing, Distribution              10/31/02           240,000
Merced, CA..................  Manufacturing, Distribution              12/31/35(2)        185,115
Goshen, IN..................  Manufacturing, Distribution               8/31/00            98,200
Portland, OR................  Distribution                              3/31/00            16,500
Union City, CA..............  Warehouse                                10/31/00            38,600
Bell, CA....................  Warehouse                                 4/30/01            39,100
Phoenix, AZ.................  Warehouse                                 9/30/00            18,500
Dallas, TX..................  Warehouse                                 6/30/04            16,480
Houston, TX.................  Warehouse                                 2/28/01            40,000
Jefferson, LA...............  Warehouse                                 4/30/03             7,800
Greensboro, NC..............  Warehouse                                 4/30/01            15,200
Maryland Hgts., MO..........  Warehouse                                 9/30/00             8,700
Franklin Park, IL...........  Warehouse                                 1/31/00           100,000
Minneapolis, MN.............  Warehouse                                 8/31/05            11,900
Anniston, AL................  Warehouse                                 2/28/00            75,000
Greenville, PA..............  Warehouse                                11/30/02            50,000

---------------

(1) Subject to Variable Rate Industrial Building Revenue Bonds due 2015 issued by the County of Carroll, Kentucky.
(2) Building and improvements owned by Werner, real property leased under 15 year ground lease with four 5 year renewals.

     The Company's facilities at Greenville, PA, Franklin Park, IL, and Anniston, AL serve both the climbing products and extruded products segments of its business. All other facilities primarily serve the climbing products segment of the Company's business.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims, individually and in the aggregate, are either without merit, covered by insurance or adequately reserved for, and will not have a material adverse effect on its results of operations, financial position, or cash flows.

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding
(PA). Defendants include Donald M. Werner, Howard L. Solot, Michael E. Werner, Eric J. Werner, Michael J. Solot, Craig R. Werner and Bruce D. Werner (collectively, the "Management Shareholders"), former company officers Richard
L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding (PA), Holding (DE) and certain of its subsidiaries including Werner. The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding
(PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 1999, all of the issued and outstanding shares of Holding (DE)'s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding
(PA) as of December 31, 1999 is as follows:

                       Class A Common Stock:  25 holders
                       Class B Common Stock: 106 holders
                       Class C Common Stock:  31 holders
                       Class D Common Stock:  11 holders
                       Class E Common Stock:  12 holders

No dividends have been paid to shareholders of Holding (PA) in the last two years and no dividends are expected to be declared in the near future. Holding
(DE) declares and pays from time to time, certain cash dividends to its sole shareholder, Holding (PA), in order to allow Holding (PA) to pay certain obligations such as taxes and ordinary course operating expenses not exceeding $2,000,000 in any fiscal year. The Senior Credit Facility and the Indenture governing the Notes limit the Company's ability to pay dividends on its capital stock.

     Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

          (a) On the Recapitalization Closing Date, and as part of the Recapitalization, Holding (PA) sold to the Investors shares of Class C, D and E Common Stock at a price per share of $2,421.29, or an aggregate offering price of $122,700,000. See Business -- "The Recapitalization".

          (b) On the Recapitalization Closing Date, and as part of the Recapitalization, Holding (PA) issued and sold a Class E Stock Purchase Warrant to Investcorp Bank E.C. for $10.00, which allows Investcorp Bank E.C. the right to purchase a number of shares of Common Stock from Holding
     (PA) upon the occurrence of a sale or initial public offering of the Company.

          (c) On various dates from the Recapitalization Closing Date through December 31, 1999, pursuant to Holding (PA)'s Stock Option Plan, Holding
     (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at $2,421.29 per share, to purchase up to an aggregate of 7,600 shares of Class C Common Stock. See Note H entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

          (d) On various dates from January 1, 1999 to December 31, 1999, certain members of Werner's management purchased shares of Holding (PA)'s Class C Common Stock at a purchase price of $2,421.29 per share, or an aggregate of approximately $1,932,189 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $685,000. See Note H entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

     The transactions set forth in paragraphs (a), (b) and (d) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering. The transactions set forth in paragraph (c) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder, as sales by an issuer to employees, directors or officers pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The Company believes that exemptions other than those specified above may exist with respect to the transactions set forth above.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data is that of Holding (PA). Holding (PA) is a guarantor of the Notes and has no substantial operations or assets other than its investment in Holding (DE). As a result, the consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of Holding (DE). This table contains selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of Holding (PA). The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                     FISCAL YEARS ENDED DECEMBER 31
                                               ------------------------------------------
                                                1999     1998     1997     1996     1995
                                               ------   ------   ------   ------   ------
                                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE
                                                                AMOUNTS)
OPERATING DATA:
  Net sales..................................  $484.6   $436.1   $416.3   $366.9   $336.0
  Cost of sales..............................   348.6    322.5    303.4    268.0    251.4
                                               ------   ------   ------   ------   ------
     Gross profit............................   136.0    113.6    112.9     98.9     84.6
  General and administrative expenses(a).....    29.9     31.6     27.6     23.8     22.2
  Selling and distribution expenses..........    58.0     50.2     49.1     47.9     47.2
  Recapitalization expense(b)................      --       --     22.7       --       --
  Non-cash compensation charge(c)............      --       --     78.5       --       --
                                               ------   ------   ------   ------   ------
  Operating profit (loss)....................    48.1     31.8    (65.0)    27.2     15.2
  MIICA investment gains (losses)(d).........      --     (1.5)   (14.6)     9.5      1.3
  Other income (expense), net................    (2.0)     2.2     (1.2)     0.2      2.7
                                               ------   ------   ------   ------   ------
  Income (loss) before interest and taxes....    46.1     32.5    (80.8)    36.9     19.2
  Interest expense(e)........................    27.1     30.6      9.0      7.5      7.2
                                               ------   ------   ------   ------   ------
  Income (loss) before provision for income
     taxes...................................    19.0      1.9    (89.8)    29.4     12.0
  Income taxes...............................     7.7      1.8      0.7     10.0      5.1
                                               ------   ------   ------   ------   ------
  Income (loss) before extraordinary
     charge..................................    11.3      0.1    (90.5)    19.4      6.9
  Extraordinary charge(f)....................      --       --       --       --      0.6
                                               ------   ------   ------   ------   ------
  Net income (loss)..........................  $ 11.3   $  0.1   $(90.5)  $ 19.4   $  6.3
                                               ======   ======   ======   ======   ======
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and equivalents.......................  $  0.9   $  9.4   $  3.1   $  1.0   $  0.6
  Insurance fund investments(g)..............      --       --     58.6     80.9     68.2
  Working capital............................    61.5     53.6     30.1     49.2     59.4
  Total assets...............................   255.4    212.8    288.2    261.2    234.6
  Reserve for product liability and workers'
     compensation claims (including
     current)(g).............................    29.8     14.3     49.6     45.3     41.5
  Total debt (including current
     maturities).............................   278.9    279.9    322.5     83.4     83.5
  Common shareholders' equity (deficit)(h)...  (143.9)  (154.4)  (153.7)    75.1     62.1
OTHER FINANCIAL DATA:
  Cash flow provided by (used in) operating
     activities..............................  $ 27.6   $ 51.8   $ 17.2   $ 19.5   $ (1.4)
  Cash flows used in investing activities....   (32.5)    (2.6)    (3.6)   (15.8)   (18.9)
  Cash flows (used in) provided by financing
     activities..............................    (3.6)   (42.9)   (11.5)    (3.3)    20.8
  Depreciation and amortization(i)...........    13.3     17.5     11.2      9.1      7.7
  Capital expenditures.......................    20.5      8.9     11.7     13.0     12.5
  Dividends declared per share...............      --       --    10.50    11.25    10.20
  EBITDA(j)..................................    60.8     51.5    (69.6)    46.0     26.9

         See Notes to Selected Consolidated Historical Financial Data.

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA

                             (DOLLARS IN MILLIONS)

(a)  General and administrative expenses in 1999 and 1998 include
     $1.0 and $6.6, respectively, of amortization of certain non-recurring expenses associated with the Recapitalization.
(b) Represents Recapitalization expense of $22.7 consisting of investment banker fees, transaction fees, legal and accounting fees, transaction bonuses paid to certain Company employees and other miscellaneous costs incurred in connection with the Recapitalization.
(c) Reflects the non-recurring non-cash compensation charge (and a corresponding credit to shareholders' equity) of $78.5 associated with (a) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted
     Pre-Recapitalization Class B Stock previously granted to certain key management employees; (b) the accelerated vesting, as a result of the Recapitalization, of outstanding restricted Pre-Recapitalization Class B Stock previously granted to a former key management employee upon his separation from the Company; and (c) changes in the terms of the plan under which such stock was granted.
(d)  1998 includes three months of MIICA investment losses
     (January 1, 1998 through March 31, 1998, the date of the
     MIICA Insurance Transfer).
(e) Reflects a full year of interest expense in 1999 and 1998 on the debt incurred to finance the Recapitalization.
(f) Reflects expenses incurred in regard to the early extinguishment of debt, net of income tax benefits of $0.4.
(g)  Decreases in 1998 are primarily due to the MIICA Insurance
     Transfer which occurred on March 31, 1998.
(h) The shareholders' deficit at December 31, 1997 was the result of the Recapitalization and the recording of related expenses, net of income tax benefits. In connection with the Recapitalization, the Investors made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company.
(i) Depreciation and amortization is comprised of the following components in 1999 and 1998: depreciation of property, plant and equipment, $8.9 and $8.5, respectively; amortization of certain non-recurring expenses associated with the Recapitalization, $1.0 and $6.6, respectively; and other amortization, $3.4 and $2.4, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.
(j) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is commonly used by certain investors to analyze and determine a company's ability to service and/or incur debt.
     However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flows data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA for both 1999 and 1998 excludes $1.5 of accounts receivable securitization expense. EBITDA for 1999 includes: (a) non-recurring recruiting, relocation and other costs of $2.2 due to the transition in chief executive officers of the Company, (b) costs of $2.1 related to the Keller business described in Note R to the Consolidated Financial Statements and, (c) other non-recurring expenses of $1.2 primarily related to a former employee and the discontinued operations of a former subsidiary. EBITDA for 1998 includes non-recurring expenses of $.5 to shutdown an extrusion paint and thermal production line. EBITDA for 1997 includes: (a) the non-recurring, non-cash compensation charge of $78.5; and (b) recapitalization expense of $22.7 and other non-recurring adjustments.

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

GENERAL

     Werner is a manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components.

     The Recapitalization. Pursuant to the Recapitalization Agreement, on November 24, 1997, the Company (a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified,
(b) redeemed for cash certain shares of the reclassified stock totaling $330.7 million and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company totaling $122.7 million. As a result of the Recapitalization, the Pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Net sales increased $48.5 million, or 11.1%, to $484.6 million for 1999 from $436.1 million for 1998.

     Net sales of climbing products increased $50.2 million, or 15.2%, to $380.2 million in 1999 from $330.0 million in 1998. This increase was primarily due to increased sales volume in both fiberglass and aluminum climbing products, which was achieved through the ongoing successful growth of the Com-pany's customer base, the addition of new customers, including $6.6 million related to the acquisition of certain assets of Keller Ladders, Inc., new product development and increased marketing efforts, particularly to large home improvement retailers.

     Net sales of extruded products of $104.4 million for 1999 declined by $1.7 million or 1.6% compared to 1998 primarily due to lower aluminum prices.

     Gross Profit. Gross profit increased to $136.0 million for 1999 from $113.6 million for 1998. Gross profit margin was 28.1% for 1999 and 26.1% for 1998. The increase was primarily due to greater sales of higher margin climbing products and the benefits of spreading fixed costs over higher production volumes.

     General and Administrative Expense. General and administrative expense decreased $1.8 million, or 5.7%, to $29.8 million for 1999 from $31.6 million for 1998. The decrease was primarily due to certain non-recurring costs in 1998 associated with the Recapitalization, partially offset by increases in recruiting and relocation expenses and increases in consulting expenses related to certain cost reduction initiatives.

     Selling and Distribution Expense. Selling and distribution expense increased $7.8 million, or 15.7%, to $58.0 million for 1999 from $50.2 million for 1998. The increase was primarily due to increases in advertising and distribution expenses.

     Operating Profit (Loss). Operating profit increased $16.3 million to $48.1 million for 1999 from $31.8 million in 1998. Operating profit of the Climbing Products segment increased $6.9 million or 19.0% to $43.3 million in 1999 from $36.4 million in 1998. This increase was primarily attributable to the increased sale of higher margin climbing products partially offset by related increases in advertising and distribution expenses. Operating profit of the Extruded Products segment increased $2.0 million or 30.9% to $8.5 million from $6.5 million in 1998. This increase was primarily attributable to improvements in the profitability of the product mix. Corporate and Other expenses decreased $7.4 million from $11.1 million in 1998 to $3.7 million in 1999. This decrease was primarily due to certain non-recurring expenses in 1998 associated with the Recapitalization.

     Other (Expense) Income, Net. Other (expense) income, net decreased by $2.7 million from net income of $0.6 million for 1998 to net expense of $2.1 million in 1999. The increase in expense is primarily attributable to a decrease in 1999, compared to 1998, of $1.5 million in MIICA investment losses, the gain recognized on the MIICA Insurance Transfer offset by provisions for remaining MIICA assets in 1998, and other expenses in 1999, primarily attributable to certain non-recurring expenses with respect to a former employee and expenses associated with the discontinued operations of a former subsidiary.

     Interest Expense. Interest expense decreased $3.5 million to $27.1 million for 1999 from $30.6 million for 1998. The decrease was primarily due to lower interest rates.

     Income Taxes. Income taxes increased $5.8 million to $7.6 million for 1999 from $1.8 million for 1998. This increase was primarily due to an increase in taxable income in 1999 as compared to the year ended 1998.

     Net Income. Net income was $11.3 million for 1999 compared to a net income of $0.1 million for 1998. The change was due to a combination of the above factors.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales increased $19.8 million, or 4.8%, to $436.1 million for 1998 from $416.3 million for 1997.

     Net sales of climbing products increased $15.8 million, or 5.0%, to $330.0 million in 1998 from $314.2 million in 1997. This increase was primarily due to increased sales volume in both fiberglass and aluminum climbing products, which was achieved through the ongoing successful growth of the Company's customer base, new product development and increased marketing efforts, particularly to large home improvement retailers.

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

     Selling and Distribution Expense. Selling and distribution expense increased $1.1 million, or 2.2%, to $50.2 million for 1998 from $49.1 million for 1997.

     Non-Cash Compensation Charge. A non-cash compensation charge of $78.5 million, primarily relating to the accelerated vesting of Pre-Recapitalization Class B Stock in connection with the Recapitalization, was recorded in 1997.

     Operating Profit (Loss). Operating profit increased $96.8 million to $31.8 million for 1998 from an operating loss of $65.0 million in 1997. Operating profit of the Climbing Products segment decreased $1.8 million or 4.7% to $36.4 million in 1998 from $38.2 million in 1997. This decrease was primarily attributable to increases in sales-based advertising and promotional expense. Operating profit of the Extruded Products segment increased $0.6 million or 11.1% to $6.5 million from $5.9 million in 1997. This increase was primarily attributable to the growth of extrusions sold to customers in the building and transportation sectors. The remaining increase in operating profit of $98.0 million between 1998 and 1997 was primarily the result of the Recapitalization expense and the non-cash compensation charge incurred in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company incurred a significant amount of indebtedness in connection with the Recapitalization. At December 31, 1999, the Company had approximately $278.9 million of consolidated indebtedness, including $131.8 million of indebtedness, net of the original issue discount, pursuant to the Notes, and $142.1 million of borrowings under the Senior Credit Facility. The Senior Credit Facility provides for $145.0 million of Term Loan Facilities, and a $100.0 million Revolving Facility. At December 31, 1999 $93.9 million was available for borrowing under the Revolving Facility.

     In May 1998, the Company entered into a five-year $50.0 million receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement") and refinanced outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. As of December 31, 1999, the Company sold $89.5 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $69.5 million. As of December 31, 1999, an additional $30.0 million of financing was available under the Receivables Purchase Agreement.

     The Company satisfies its debt service requirements and meets its operating, working capital and capital expenditure needs through a combination of operating cash flow and funds available under the Senior Credit Facility and the Receivables Purchase Agreement.

     In connection with the Recapitalization, the Company refinanced all of its existing debt except for the Variable Rate Demand Industrial Building Revenue Bonds due 2015 (the "IRBs") with the proceeds from the Notes and the Senior Credit Facility.

     Net cash flows from operating activities decreased $24.2 million to $27.6 million for the year ended December 31, 1999 from $51.8 million for the year ended 1998. The decrease is primarily attributable to the net proceeds from the sale of accounts receivable under the Receivables Purchase Agreement of $20.0 million in 1998. Net cash flows from operating activities increased $34.6 million to $51.8 million for the year ended December 31, 1998 from $17.2 million for the year ended 1997. This is primarily attributable to: the decrease in operating working capital (receivables, inventory, accounts payable and accrued expenses) of $9.3 million; the decrease in the payment of product liability and workers' compensation claims of $7.3 million; and the net proceeds from the sale of accounts receivable under the Receivables Purchase Agreement of $20.0 million. Operating working capital also primarily decreased as a result of this sale of receivables. The payment of product liability and workers' compensation claims decreased as a result of the MIICA Insurance Transfer. Cash flow used in investing activities increased $29.9 million to $32.5 million in 1999 from $2.6 million in 1998. This increase was due primarily to an increase in capital expenditures of $11.5 million and the acquisition of certain assets of Keller Ladders, Inc. for $12.2 million.

     The Company's ability to make scheduled payments of principal ($1.5 million for each of the years 2000 through 2002), or to pay interest (expected to range from $25.1 million to $25.3 million annually for years 2000 to 2002, assuming current interest rates and debt levels, net of scheduled principal payments), on, or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or finance acquisitions, will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flows from operations or that future borrowings will be available under the Senior Credit Facility and the Receivables Purchase Agreement in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions. In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

Capital Expenditures

     The Company's capital expenditures were $20.5 million, $8.9 million and $11.7 million, in 1999, 1998 and 1997, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $35 million in 2000 for various capital projects, including information systems, quality enhancement, cost improvement, efficiency improvement, and increased capacity.

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

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued SFAS No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

YEAR 2000 READINESS PROGRAM

     The Year 2000 issue arose because many computer hardware and software systems used only the last two digits to represent a year. As a result, these systems may not have properly processed dates beyond 1999 which could have caused errors in information or system failures. If the Company's computer systems did not correctly recognize and process date information beyond the year 1999, the Year 2000 issue could have had a material adverse impact on the operations of the Company.

     Based on all current information, the Company has not experienced any significant events in connection with Year 2000 issues. The Company will continue to monitor for potential issues with its own internal computer systems, as well as those of its customers and suppliers, in order to minimize any potential risk. The Company now believes that any potential Year 2000 issue that might arise would not have a significant impact on its operations and would most likely be an isolated, short-term event.

     Program Completion. In 1996, the Company commenced a program intended to mitigate and prevent the adverse effect of the Year 2000 issue. This program consisted of the following phases:

          AWARENESS PHASE -- development of a detailed strategic approach to address the Year 2000 issue;

          ASSESSMENT PHASE -- an assessment of all computer systems, software, building infrastructure components and equipment with embedded technology to identify each item that requires date code remediation and an assessment and certification of third parties' Year 2000 compliance;

          REMEDIATION PHASE -- implementation of code enhancements, hardware and software upgrades, system replacements, vendor and customer assurances, contingency planning and other associated changes; and

          VALIDATION PHASE -- testing of systems for Year 2000 readiness.

     The Company completed all phases of the program in advance of December 31, 1999.

     Costs. The Company primarily utilized internal resources to reprogram, replace and test its computer systems, software, equipment and building infrastructure components for Year 2000 modifications. The Company's Year 2000 expenditures approximated $1.6 million and were funded by normal operating cash flow. All Year 2000 expenditures were expensed as incurred and did not have a material effect on results of operations, liquidity or capital resources. Approximately $0.5 million and $0.9 million of the project costs were incurred in 1999 and 1998, respectively. The Company does not expect to incur any additional significant direct costs related to the Year 2000 issue during the current year.

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

                                                                       DECEMBER 31,
                                                    ---------------------------------------------------       FAIR VALUE
                                                     2000                                                    DECEMBER 31,
                                                    THROUGH                                               -------------------
                                                     2002      2003      2004     THEREAFTER    TOTAL       1999       1998
                                                    -------   -------   -------   ----------   --------   --------   --------
                                                                             (DOLLARS IN THOUSANDS)
Liabilities
  Long-term debt, including Current Portion
    Fixed Rate....................................                                 $135,000    $135,000   $132,300   $133,650
    Average Interest Rate.........................                                   10.00%
    Variable Rate.................................  $1,450    $30,550   $56,050    $ 56,150    $147,100   $147,100   $148,550
    Average Interest Rate.........................  LIBOR+     LIBOR+    LIBOR+      LIBOR+
                                                     2.00%      2.00%     2.00%       2.00%
                                                        to         to        to          to
                                                     2.25%      2.25%     2.25%       2.25%

     The Company has no operations in foreign countries. International sales were not material to the Company's operations for the year ended December 31, 1999. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and option contracts. At December 31, 1999, the Company had purchased futures contracts, maturing in 2000, for the delivery of 15.2 million pounds of aluminum at a weighted average settlement price of $.6215 per pound. The fair value of such futures contracts was $11.4 million at December 31, 1999. At December 31, 1998, the Company had purchased futures contracts, maturing in 1999, for the delivery of 64.9 million pounds of aluminum at a weighted average settlement price of $.6573 per pound and contracts, maturing in 2000, for 2.7 million pounds of aluminum at a weighted average settlement price of $.5990 per pound. The fair value of such futures contracts was $38.7 million at December 31, 1998. At December 31, 1999, the Company had purchased call option contracts and sold put option contracts, maturing in 2000, covering 59.1 million pounds of aluminum at strike prices ranging from $.6463 to $.7484 per pound. The fair value of such option contracts was $1.8 million at December 31, 1999. The Company did not utilize option contracts during 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants..........................     18
Consolidated Balance Sheets.................................     19
Consolidated Statements of Operations.......................     21
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit).................................................     22
Consolidated Statements of Cash Flows.......................     23
Notes to Consolidated Financial Statements..................     24

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Werner Holding Co. (PA), Inc.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note B, the Company changed its method of computing depreciation prospectively as of January 1, 1999.

                                               /s/ PRICEWATERHOUSECOOPERS LLP

Pittsburgh, PA
February 25, 2000

Shareholders and Board of Directors
Werner Holding Co. (PA), Inc.
Greenville, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Werner Holding Co. (PA), Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                               /s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 1999

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and equivalents......................................  $    866    $  9,387
  Undivided interest in accounts receivable.................    68,393      46,298
  Allowance for doubtful accounts...........................    (1,900)     (1,600)
  Refundable income taxes...................................       697       1,132
  Inventories...............................................    58,348      46,777
  Deferred income taxes.....................................     2,420       2,830
  Other.....................................................     1,907       1,520
                                                              --------    --------
Total current assets........................................   130,731     106,344
Other assets:
  Deferred income taxes.....................................    10,972       5,355
  Deferred financing fees, net..............................    11,474      13,745
  Other.....................................................    18,756      21,642
                                                              --------    --------
                                                                41,202      40,742
Property, plant and equipment:
  Land and improvements.....................................     7,307       7,262
  Buildings.................................................    42,470      34,077
  Machinery and equipment...................................   114,422     102,019
                                                              --------    --------
                                                               164,199     143,358
  Less accumulated depreciation and amortization............    91,504      83,455
                                                              --------    --------
                                                                72,695      59,903
  Capital projects in progress..............................    10,812       5,790
                                                              --------    --------
                                                                83,507      65,693

                                                              --------    --------
TOTAL ASSETS................................................  $255,440    $212,779
                                                              ========    ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $ 31,065    $ 22,742
  Accrued liabilities.......................................    36,679      28,583
  Current maturities of long-term debt......................     1,450       1,450
                                                              --------    --------
Total current liabilities...................................    69,194      52,775
Long-term obligations:
  Long-term debt -- less current maturities (net of
     unamortized original issue discount of $3,216 in 1999
     and $3,617 in 1998)....................................   277,434     278,483
  Reserve for product liability and workers' compensation
     claims.................................................    29,247      13,639
  Other long-term obligations...............................    23,441      22,279
                                                              --------    --------
                                                               330,122     314,401
Shareholders' deficit:
  Common stock:
       Class A -- $.01 par value; voting; 5,000 shares
        authorized;
          1,964 shares issued and outstanding in 1999 and
          2,059 shares issued and outstanding in 1998.......        --          --
       Class B -- $.01 par value; voting; 25,000 shares
        authorized;
          21,943 shares issued and outstanding in 1999 and
          22,438 shares issued and outstanding in 1998......        --          --
       Class C -- $.01 par value; non-voting; 45,000 shares
        authorized;
          4,657 shares issued and outstanding in 1999 and
          4,682 shares issued and outstanding in 1998.......        --          --
       Class D -- $.01 par value; voting; 1,000 shares
        authorized;
          1,000 shares issued and outstanding...............        --          --
       Class E -- $.01 par value; non-voting; 50,000 shares
        authorized; 45,000 shares issued and outstanding....         1           1
  Additional paid-in capital................................   198,786     198,847
  Accumulated deficit.......................................  (341,718)   (351,607)
  Accumulated other non-owner changes in equity.............      (260)     (1,638)
  Notes receivable arising from stock loan plan.............      (685)         --
                                                              --------    --------
Total shareholders' deficit.................................  (143,876)   (154,397)
                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.................  $255,440    $212,779
                                                              ========    ========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                          --------------------------------
                                                            1999        1998        1997
                                                          --------    --------    --------
Net sales...............................................  $484,646    $436,091    $416,321
Cost of sales...........................................   348,643     322,451     303,354
                                                          --------    --------    --------
Gross profit............................................   136,003     113,640     112,967
General and administrative expense......................    29,839      31,626      27,652
Selling and distribution expense........................    58,029      50,165      49,075
Recapitalization expense................................        --          --      22,714
Non-cash compensation charge............................        --          --      78,527
                                                          --------    --------    --------
Operating profit (loss).................................    48,135      31,849     (65,001)
Other (expense) income, net.............................    (2,067)        645     (15,813)
                                                          --------    --------    --------
Income (loss) before interest and taxes.................    46,068      32,494     (80,814)
Interest expense........................................    27,102      30,591       8,979
                                                          --------    --------    --------
Income (loss) before provision for income taxes.........    18,966       1,903     (89,793)
Income taxes............................................     7,649       1,757         714
                                                          --------    --------    --------
NET INCOME (LOSS).......................................  $ 11,317    $    146    $(90,507)
                                                          ========    ========    ========

See notes to consolidated financial statements.

                         WERNER HOLDING CO. (PA), INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            PRE-RECAPITALIZATION
                                                                COMMON STOCK                POST-RECAPITALIZATION COMMON STOCK
                                                   --------------------------------------   -----------------------------------
                                                        CLASS A             CLASS B             CLASS A            CLASS B
                                                   -----------------   ------------------   ----------------   ----------------
                                                   SHARES    DOLLARS    SHARES    DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS
                                                   ------    -------    ------    -------   ------   -------   ------   -------
Balance at January 1, 1997........................  13,227     $13      148,473    $148                $                  $
Net (loss)........................................
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................
Reclassification adjustment for losses realized
 included in net loss (net of tax)................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................     (55)     --         (574)     --
Dividends declared ($10.50 per share).............
Redemption and reclassification of common stock in
 connection with the Recapitalization............. (13,172)    (13)    (147,899)   (148)    2,059       --     22,438      --
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................
Non-cash compensation charge......................
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1997......................      --      --           --      --     2,059       --     22,438      --
Net income........................................
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................
Reclassification adjustment for losses realized
 included in net income (net of tax)..............
Adjustment to minimum pension liability (net of
 deferred tax of $980)............................
Total other non-owner changes in equity...........
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1998......................              --                   --     2,059       --     22,438      --
Net income
Unrealized gains on investments (net of deferred
 tax of $46)......................................
Reclassification adjustment for gains realized in
 net income (net of tax)..........................
Adjustment to minimum pension liability (net of
 deferred tax of $827)............................
Total other non-owner changes in equity...........
Repurchase of common stock........................                                            (95)              (495)
Notes receivable arising from stock loan plan.....
                                                   -------     ---     --------    ----     -----      ---     ------     ---
Balance at December 31, 1999......................             $--                 $ --     1,964      $--     21,943     $--
                                                   =======     ===     ========    ====     =====      ===     ======     ===


                                                              POST-RECAPITALIZATION COMMON STOCK
                                                    ------------------------------------------------------
                                                        CLASS C            CLASS D            CLASS E        ADDITIONAL
                                                    ----------------   ----------------   ----------------    PAID-IN     RETAINED
                                                    SHARES   DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS    CAPITAL     EARNINGS
                                                    ------   -------   ------   -------   ------   -------   ----------   --------
Balance at January 1, 1997........................             $                  $                  $        $  1,316    $  70,402
Net (loss)........................................                                                                          (90,507)
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................
Reclassification adjustment for losses realized
 included in net loss (net of tax)................
Adjustment to minimum pension liability...........
Total other non-owner changes in equity...........
Amortization of deferred compensation.............
Repurchase of common stock........................                                                                             (731)
Dividends declared ($10.50 per share).............                                                                           (1,691)
Redemption and reclassification of common stock in
 connection with the Recapitalization.............                                                              (1,515)    (329,226)
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................  4,682       --     1,000       --     45,000      1        120,519
Non-cash compensation charge......................                                                              78,527
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1997......................  4,682       --     1,000       --     45,000      1        198,847     (351,753)
Net income........................................                                                                              146
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................
Reclassification adjustment for losses realized
 included in net income (net of tax)..............
Adjustment to minimum pension liability (net of
 deferred tax of $980)............................
Total other non-owner changes in equity...........
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1998......................  4,682       --     1,000       --     45,000      1        198,847     (351,607)
Net income                                                                                                                   11,317
Unrealized gains on investments (net of deferred
 tax of $46)......................................
Reclassification adjustment for gains realized in
 net income (net of tax)..........................
Adjustment to minimum pension liability (net of
 deferred tax of $827)............................
Total other non-owner changes in equity...........
Repurchase of common stock........................    (25)                                                         (61)      (1,428)
Notes receivable arising from stock loan plan.....
                                                    -----      ---     -----      ---     ------     --       --------    ---------
Balance at December 31, 1999......................  4,657      $--     1,000      $--     45,000     $1       $198,786    $(341,718)
                                                    =====      ===     =====      ===     ======     ==       ========    =========

                                                            ACCUMULATED OTHER
                                                                NON-OWNER
                                                            CHANGES IN EQUITY
                                                    ----------------------------------
                                                                UNREALIZED                  NOTES
                                                                   GAINS                  RECEIVABLE
                                                     MINIMUM     (LOSSES)                ARISING FROM
                                                     PENSION        ON                    STOCK LOAN
                                                    LIABILITY   INVESTMENTS    TOTAL         PLAN       OTHER     TOTAL
                                                    ---------   -----------    -----     ------------   -----   ---------
Balance at January 1, 1997........................   $  (275)    $  3,807     $  3,532     $            $(332)    $75,079
Net (loss)........................................                                                                (90,507)
Unrealized losses on investments (net of deferred
 tax benefit of $5,934)...........................                (12,962)     (12,962)                           (12,962)
Reclassification adjustment for losses realized
 included in net loss (net of tax)................                 10,609       10,609                             10,609
Adjustment to minimum pension liability...........    (1,946)                   (1,946)                            (1,946)
                                                                                                                ---------
Total other non-owner changes in equity...........                                                                (94,806)
Amortization of deferred compensation.............                                                        133         133
Repurchase of common stock........................                                                                   (731)
Dividends declared ($10.50 per share).............                                                                 (1,691)
Redemption and reclassification of common stock in
 connection with the Recapitalization.............                                                        199    (330,703)
Issuance of common stock in connection with the
 Recapitalization, net of issuance costs of
 $2,196...........................................                                                                120,520
Non-cash compensation charge......................                                                                 78,527
                                                     -------     --------     --------     --------     -----   ---------
Balance at December 31, 1997......................    (2,221)       1,454         (767)          --        --    (153,672)
Net income........................................                                                                    146
Unrealized losses on investments (net of deferred
 tax benefit of $1,243)...........................                 (2,302)      (2,302)                            (2,302)
Reclassification adjustment for losses realized
 included in net income (net of tax)..............                    808          808                                808
Adjustment to minimum pension liability (net of
 deferred tax of $980)............................       623                       623                                623
                                                                                                                ---------
Total other non-owner changes in equity...........                                                                   (725)
                                                     -------     --------     --------     --------     -----   ---------
Balance at December 31, 1998......................    (1,598)         (40)      (1,638)          --        --    (154,397)
Net income                                                                                                         11,317
Unrealized gains on investments (net of deferred
 tax of $46)......................................                     84           84                                 84
Reclassification adjustment for gains realized in
 net income (net of tax)..........................                    (44)         (44)                               (44)
Adjustment to minimum pension liability (net of
 deferred tax of $827)............................     1,338                     1,338                              1,338
                                                                                                                ---------
Total other non-owner changes in equity...........                                                                 12,695
Repurchase of common stock........................                                                                 (1,489)
Notes receivable arising from stock loan plan.....                                             (685)                 (685)
                                                     -------     --------     --------     --------     -----   ---------
Balance at December 31, 1999......................   $  (260)    $     --     $   (260)    $   (685)    $  --   $(143,876)
                                                     =======     ========     ========     ========     =====   =========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES
Net income (loss)...........................................  $ 11,317    $    146    $(90,507)
Reconciliation of net income (loss) to net cash provided by
  operating activities:
    Recapitalization expense................................                            22,714
    Non-cash compensation charge............................                            78,527
    Net gain on transfer of loss reserves and discontinuance
      of MIICA..............................................                (4,506)
    Depreciation............................................     8,774       8,465       8,371
    Amortization of deferred financing fees and original
      issue discount........................................     2,672       2,611         320
    Amortization of Recapitalization costs and other........     4,478       9,079       2,809
    Provision for losses on accounts receivable.............       709         599        (115)
    Provision for product liability and workers'
      compensation claims...................................    17,710      17,023      15,841
    Payment of product liability and workers' compensation
      claims................................................    (2,102)     (4,206)    (11,517)
    Deferred income taxes...................................    (6,058)      9,640      (8,044)
    Realized net (gains) losses on disposition and
      impairment of investments.............................                 2,520      16,407
    Net purchases of trading securities.....................                            (1,975)
    Net proceeds from sale of accounts receivable...........                20,000
    Changes in operating assets and liabilities:
      Accounts receivable...................................                43,811     (16,521)
      Undivided interest in accounts receivable.............   (22,095)    (46,298)
      Refundable income taxes...............................       435        (312)      1,196
      Inventories...........................................    (5,964)     (2,107)       (263)
      Accounts payable......................................     8,323      (2,162)      3,213
      Accrued liabilities...................................     9,845      (3,183)     (1,267)
      Other (net)...........................................      (487)        686      (1,957)
                                                              --------    --------    --------
Net cash provided by operating activities...................    27,557      51,806      17,232
INVESTING ACTIVITIES
Capital expenditures........................................   (20,452)     (8,940)    (11,710)
Acquisition of certain assets of Keller Ladders, Inc........   (12,209)
Available-for-sale securities:
  Purchases of debt and equity securities...................                  (572)    (79,484)
  Sale of debt and equity securities........................                            59,497
Net sales of other investments..............................       207       6,936      24,073
Other.......................................................                             4,062
                                                              --------    --------    --------
Net cash used in investing activities.......................   (32,454)     (2,576)     (3,562)
FINANCING ACTIVITIES
Redemption of common stock..................................                          (332,899)
Issuance of common stock....................................                           122,716
Payment of Recapitalization fees and expenses...............                           (37,952)
Refinancing of debt.........................................                           (65,571)
Issuance of Senior Subordinated Notes, net..................                           130,950
Borrowings under Senior Credit Facility.....................                           186,500
Net repayments under revolving credit agreements............                            (6,300)
Repayment of receivables facility...........................               (41,500)
Repayments of long-term debt................................    (1,450)     (1,450)     (6,571)
Repurchase of common stock..................................    (1,489)                   (731)
Dividends paid..............................................                            (1,691)
Issuance of notes receivable arising from stock loan plan,
  net.......................................................      (685)
                                                              --------    --------    --------
Net cash used in financing activities.......................    (3,624)    (42,950)    (11,549)
                                                              --------    --------    --------
Net (decrease) increase in cash and equivalents.............    (8,521)      6,280       2,121
Cash and equivalents at beginning of year...................     9,387       3,107         986
                                                              --------    --------    --------
CASH AND EQUIVALENTS AT END OF YEAR.........................  $    866    $  9,387    $  3,107
                                                              ========    ========    ========
CASH PAID (RECEIVED) DURING THE YEAR FOR
Interest....................................................  $ 24,732    $ 26,112    $  7,752
                                                              ========    ========    ========
Income taxes................................................  $ 13,272    $ (7,567)   $  9,955
                                                              ========    ========    ========

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

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

     Accounts Receivable -- The Company provides credit, in the normal course of business, to its customers. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Write-offs of uncollectible accounts receivable have totaled $621, $72 and $565 in 1999, 1998 and 1997, respectively.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Inventories -- Inventories are stated at the lower of cost or market (net realizable value). Cost is determined by the last-in, first-out (LIFO) method for approximately 93% and 95% of the inventories at December 31, 1999 and 1998, respectively.

     Derivative Commodity Instruments -- The Company utilizes commodity futures and option contracts to hedge the market risk of changing prices associated with a certain percentage of its anticipated aluminum raw material requirements. These contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Such contracts are designated as hedges, correspond to the commitment period and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle. At December 31, 1999 and 1998, the Company had futures contracts to purchase aluminum totaling $9,454 and $44,297, respectively. The fair value of these contracts was approximately $11,388 and $38,732 at December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had purchased call option contracts and sold put option contracts covering 59.1 million pounds of aluminum. The fair value of these contracts was approximately $1,811 at December 31, 1999. The Company did not utilize option contracts during 1998.

     All gains and losses on qualifying hedge transactions are deferred and are reported as a component of the underlying transaction (the deferral accounting method). Cash flows related to these

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

B. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED transactions are recognized in the statement of cash flows in a manner consistent with the underlying transactions.

     Property, Plant and Equipment -- Property, plant and equipment is stated at cost. The straight-line method of depreciation was adopted for all property, plant and equipment placed into service after January 1, 1999. For property, plant and equipment placed into service prior to January 1, 1999, depreciation is computed using accelerated methods. The Company believes the new method will more appropriately reflect its financial results by better allocating costs of new property over the estimated useful lives of these assets. In addition, the new method more closely conforms with that prevalent in the industries in which the Company operates. The effect of this change was not material to the results of operations or financial position of the Company for the year ended December 31, 1999. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years.

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

     Reserve for Product Liability and Workers' Compensation Claims -- Until March 31, 1998, MIICA maintained reserves for the product liability, workers' compensation and environmental liability claims of the Company. On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims previously provided for by MIICA. Under the terms of this insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses and extinguished the Company's liability in regard to such losses -- see Note M. Additionally, on April 1, 1998, the Company obtained third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after that date and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers' compensation claims includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. Such reserve is necessarily based on estimates and, while management believes that the amount is adequate, the ultimate liability may be in

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

B. SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently.

     Deferred Financing Fees -- Amortization of deferred financing fees is computed using the effective interest method.

     Advertising -- The Company expenses all advertising as incurred. These expenses for the years ended December 31, 1999, 1998 and 1997 totaled $12,858, $8,606, and $8,001, respectively.

     Stock-Based Compensation -- The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     Statement of Cash Flows -- Cash and equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less, exclusive of investments that were held by MIICA.

     Recently Issued Accounting Standards -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued SFAS No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. SFAS No. 133 requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

     Comprehensive Income -- The Company adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 requires that an enterprise classify items of other comprehensive income or "other non-owner changes in equity" as referred to by the Company, by their nature in a financial statement and display the accumulated other non-owner changes in equity separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

     Fair Values of Financial Instruments -- The Company's disclosures for financial instruments are as follows:

          Cash and equivalents -- The carrying amounts reported in the balance sheet for cash and equivalents bear interest at prevailing market rates and therefore approximate fair value.

          Long-term debt -- The carrying amounts of the Company's borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 1999 and 1998. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 1999 and 1998 was $132,300 and $133,650, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

B.  SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
     Internal Use Software -- In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs applicable to internal use software, including external direct material and service costs, employee payroll and payroll-related costs. Prior to the adoption of SOP 98-1, the Company expensed most of these costs as incurred. The effect of adopting the SOP was not material to the results of operations or financial position of the Company for the year ended December 31, 1999.

     Reclassification -- Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.

C.  RECAPITALIZATION

     In October 1997, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agreement, on November 24, 1997, (the "Recapitalization Closing Date") the Company (a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed for cash and the Market Participation Right (as hereinafter described) certain shares of the reclassified stock totaling $330,700 and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company totaling $122,700 (all of which actions together constituted the "Recapitalization"). As a result of the Recapitalization, the Pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company.

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

     Market Participation Right -- If, prior to the tenth anniversary of the Recapitalization Closing Date: (i) there is an initial underwritten public offering of at least 10% of the common equity of the Company, or the Investors sell a majority of their shares of the Company and (ii) at the time of such initial public offering or sale of shares, the Company's equity value equals or exceeds certain target values that imply significant annual compound rates of return (between 20% and 40%) to the Post-Recapitalization shareholders, then those persons who have the Market Participation Right shall be entitled to receive an aggregate amount equal to up to 5% of the Company's equity value (the "Payment"). The Payment will be payable in cash, provided that the Company, in its discretion, may make up to half of the Payment in notes or similar obligations with market terms which the Company's Board of Directors in good faith believes are of equivalent value. The Payment will be treated as an equity distribution to those persons who have the Market Participation Right.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

C.  RECAPITALIZATION -- CONTINUED
     Voting Rights -- Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company ("Triggering Event"), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. An additional class of common stock with a par value of $.01 per share is authorized (131,000 shares), but no shares were issued or outstanding at December 31, 1999 and 1998. When issued, this class of Common Stock of the Company will have one vote per share.

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

D.  NON-CASH COMPENSATION CHARGE

     In 1997, the Company recorded a non-cash compensation charge of $78,500, with an offsetting credit to additional paid-in capital. Such charge resulted from changes made to the terms of the plan under which restricted Pre-Recapitalization Class B Common Stock was issued to certain key employees of the Company. Approximately $74,300 of this charge related to the accelerated vesting, as a result of the Recapitalization, of restricted Pre-Recapitalization stock previously granted to certain key employees of the Company and $4,200 of the charge related to the accelerated vesting, as a result of the Recapitalization, of restricted Pre-Recapitalization stock previously granted to a former key management employee upon his separation from the Company. Such charges represent the fair value of the shares at the date of the Recapitalization ($2,421.29 per share) less the amount of the previously recognized compensation under the plan.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

E.  INVENTORIES

     Inventories are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Finished goods..............................................  $30,470    $26,887
Work in process.............................................   15,267     12,339
Raw materials and supplies..................................   22,296     17,808
                                                              -------    -------
Total inventories, which approximates replacement cost......   68,033     57,034
Less excess of cost over LIFO stated values.................    9,685     10,257
                                                              -------    -------
NET INVENTORIES.............................................  $58,348    $46,777
                                                              =======    =======

F.  DEBT AND CREDIT ARRANGEMENTS

     Debt and credit arrangements consist of the following:

                                                                 DECEMBER 31
                                                             --------------------
                                                               1999        1998
                                                             --------    --------
Variable Rate Demand Industrial Building Revenue Bonds, due
  2015.....................................................  $  5,000    $  5,000
Secured Credit Facility:
  Term loan facility.......................................   142,100     143,550
Senior Subordinated Notes, due 2007, net of unamortized
  discount.................................................   131,784     131,383
                                                             --------    --------
Total debt and credit arrangements.........................   278,884     279,933
Less current maturities....................................     1,450       1,450
                                                             --------    --------
DEBT CLASSIFIED AS LONG-TERM...............................  $277,434    $278,483
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

  Senior Credit Facility:

     The Senior Credit Facility originally consisted of $145,000 in term loan facilities; a $100,000 revolving credit facility; and a $75,000 receivables credit facility.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

F.  DEBT AND CREDIT ARRANGEMENTS -- CONTINUED
     Term Loan Facilities. The Term Loan Facilities consists of two tranches of term loans in an aggregate principal amount of $145,000. The Tranche B term loans are in an aggregate principal amount of $90,000, and the Tranche C term loans are in an aggregate principal amount of $55,000. These loans were made in a single drawing as part of the Recapitalization. The Tranche B and C term loans mature on November 30, 2004 and 2005, respectively. Installments of the Tranche B term loans are due in aggregate principal amounts of $900 per annum for the first five years, $30,000 for the sixth year, and $55,500 for the seventh year. Installments of the Tranche C term loans are due in aggregate principal amounts of $550 for the first seven years and $51,150 for the eighth year.

     Revolving Credit Facility. The Revolving Credit Facility consists of a revolving credit facility in an aggregate principal amount of $100,000 under which no amounts were borrowed at December 31, 1999 or 1998 except for amounts under the letter of credit subfacility mentioned below. The Company is entitled to draw amounts under the Revolving Facility for general corporate purposes and working capital requirements. The Revolving Facility includes sub-limits for letters of credit and swing line loans available on same-day notice. The Revolving Facility matures on November 30, 2003. Available borrowings under this arrangement are reduced by amounts issued under a letter of credit subfacility which totaled $6,122 and $5,755 at December 31, 1999 and 1998, respectively.

     Receivables Facility. The Receivables Facility consisted of a revolving credit facility in an aggregate principal amount of $75,000, which was subject to a borrowing base limit not to exceed 80% of eligible accounts receivable. At December 31, 1997 $41,500 was outstanding under the Receivables Facility and was classified as short-term bank debt. In May 1998, the Company refinanced the outstanding amounts borrowed under the Receivables Facility with proceeds from a sale of its accounts receivable under the Receivables Purchase Agreement -- see Note P. Upon such refinancing, the Receivables Facility was terminated.

     Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (ranging from 7.88% to 8.21% and 8.13% to 8.46% at December 31, 1999 on Tranche B Term Loans and Tranche C Term Loans, respectively) and are collateralized by all of the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries, except for Werner Funding Corporation. The Senior Credit Facility requires an annual commitment fee of 0.3% on the average daily unused amount of the Term Loan Facility, and the Revolving Credit Facility.

  Industrial Building Revenue Bonds:

     Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company's acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility. Under a lease agreement, the Company makes rental payments to the issuer in amounts sufficient to meet the debt service payments on the bonds. The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (5.7% at December 31, 1999). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company's option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

F.  DEBT AND CREDIT ARRANGEMENTS -- CONTINUED
     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements.

     No short-term borrowings were outstanding at December 31, 1999 or 1998.

     The aggregate amount of principal payments is $1,450 in each of the years 2000 through 2002, $30,550 in 2003 and $56,050 in 2004.

G.  ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                            1999      1998
                                                           -------   -------
    Advertising, promotions and allowances..............   $13,777   $ 7,037
    Payroll.............................................    10,546     8,128
    Deferred management transaction bonuses.............        --     1,804
    Interest............................................     4,054     3,387
    Other...............................................     8,302     8,227
                                                           -------   -------
                                                           $36,679   $28,583
                                                           =======   =======

H.  STOCK INCENTIVE PLANS

     In November 1997, the Company adopted the Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan which was subsequently amended (the "Stock Option Plan"). The Stock Option Plan is administered by the Company's Board of Directors. Pursuant to the Stock Option Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company's Class C Common Stock (the "Class C Stock") through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the Stock Option Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest upon the seventh anniversary of the grant with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Stock Option Plan. The Stock Option Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Stock Option Plan. Options issued pursuant to the Stock Option Plan expire on the thirtieth day following the seventh anniversary of the grant date. A total of 7,600 shares of Class C Stock have been reserved for issuance under the Plan.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

H.  STOCK INCENTIVE PLANS -- CONTINUED
     Presented below is a summary of the Stock Option Plan activity:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                             STOCK    EXERCISE
                                                            OPTIONS     PRICE
                                                            -------   --------
    Outstanding at December 31, 1997.....................       --    $      --
      Granted............................................    4,955     2,421.29
      Exercised..........................................       --           --
      Forfeited..........................................       --           --
                                                             -----    ---------
    Outstanding at December 31, 1998.....................    4,955     2,421.29
      Granted............................................    2,065     2,421.29
      Exercised..........................................       --           --
      Forfeited..........................................      570     2,421.29
                                                             -----    ---------
    Outstanding at December 31, 1999.....................    6,450    $2,421.29
                                                             =====    =========

     No options were granted prior to 1998. The weighted average remaining contractual life of the options at December 31, 1999 and 1998 was approximately
5.3 and 5.9 years, respectively. The weighted average fair value of the options at December 31, 1999 and 1998 was $798.13 and $577.86 per share, respectively. As of December 31, 1999, 460 options were exercisable. No options were exercisable prior to December 31, 1999.

     The Company measures compensation cost using the intrinsic value method of accounting pursuant to APB No. 25. Had the compensation cost for options granted in 1999 and 1998 been determined using the fair market value method of SFAS No. 123, Accounting for Stock Based Compensation, compensation expense (net of related taxes) would have been $479 and $2 resulting in pro forma net income of $10,838 and $144, respectively.

     For purposes of fair market value disclosures, the fair market value of an option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              1999    1998
                                                              ----    ----
Risk-free interest rate.....................................  6.54%   4.73%
Average life of options (years).............................   6.3     5.9
Volatility..................................................     0%      0%
Dividend yield..............................................     0%      0%

     In November 1997, the Company authorized entering into certain Management Stock Purchase Agreements, pursuant to which, certain members of the Company's management were given the opportunity to purchase shares of the Company's Class C Stock from certain of the Investors (the "Stock Purchase Plan"). In 1999 and 1998, shares of Class C Stock purchased under the Stock Purchase Plan were 773 and 0, respectively. The Class C Stock purchased pursuant to the Stock Purchase Plan carry certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the "Stock Loan Plan") to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 1999 and 1998, notes outstanding under the Stock Loan Plan were $685 and $0, respectively. The notes bear interest at rates tied to interest rates paid on the Company's third party credit arrangements and are due no later than November 24, 2004 or upon sale of the shares. All

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

H.  STOCK INCENTIVE PLANS -- CONTINUED
shares purchased pursuant to the terms of the Stock Loan Plan are pledged to the Company. The notes are classified as a deduction to shareholders' equity in the Company's consolidated balance sheet.

     Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the "Deferred Stock Plan"), pursuant to which, Dennis G. Heiner (the "Participant") is given the opportunity on or before December 31 of each year, to make an irrevocable election to defer all or part of his salary and/or bonus for the ensuing year (subject to approval by a committee of the Board of Directors of the Company) and receive Stock Units determined by dividing the Participant's deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. The distribution of benefits under the Deferred Stock Plan is to be made to the Participant in shares of Class C Common Stock following his termination from service or upon a change in control of the Company. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner is entitled to receive 1,033 Stock Units pursuant to his employment agreement. Such Stock Units will be vested over a three year period from the date of his employment through June 15, 2002 and the Company recognizes the related compensation expense over the three-year vesting period.

     Until the date of the Recapitalization, the Company maintained a restricted stock plan. Amortization of unearned compensation was $133 in 1997. As discussed in Note D, in connection with the Recapitalization the restricted stock awards which were outstanding at that date became fully vested.

I.  INCOME TAXES

     The components of income taxes (benefit) at December 31 are presented below:

                                                     1999       1998       1997
                                                    -------    -------    -------
Current taxes:
  Federal........................................   $12,655    $(8,241)   $ 8,093
  State and local................................     1,052        358        665
                                                    -------    -------    -------
                                                     13,707     (7,883)     8,758
Deferred taxes:
  Federal........................................    (5,439)    10,527     (7,859)
  State and local................................      (619)      (887)      (185)
                                                    -------    -------    -------
                                                     (6,058)     9,640     (8,044)
                                                    -------    -------    -------
TOTAL............................................   $ 7,649    $ 1,757    $   714
                                                    =======    =======    =======

     Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:

                                                     1999       1998       1997
                                                    -------   --------   --------
Income taxes (benefit) at federal statutory
  rate...........................................   $ 6,638   $    667   $(31,428)
Non-cash compensation charge.....................                          27,484
State and local income taxes, net of federal
  benefit........................................       341       (529)       481
Adjustments to estimated income tax accruals.....       500       (127)     3,071
Change in federal capital loss carryforward......      (972)
Change in valuation allowance....................       972      1,746      1,106
Other -- net.....................................       170
                                                    -------   --------   --------
INCOME TAXES.....................................   $ 7,649   $  1,757   $    714
                                                    =======   ========   ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

I.  INCOME TAXES -- CONTINUED
     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                1999      1998
                                                               -------   -------
Deferred tax liabilities:
  Depreciation..............................................   $ 5,675   $ 5,157
  Estimated income tax accruals.............................     5,115     4,824
  Capitalized supplies......................................     1,539     1,325
  Other.....................................................       819       409
                                                               -------   -------
Total deferred tax liabilities..............................    13,148    11,715
Deferred tax assets:
  Provision for product liability and workers' compensation
     claims.................................................    10,635     5,183
  Accrued vacation..........................................     1,451     1,437
  Accrued employee retirement benefits......................     2,864     3,435
  Deferred compensation.....................................     4,882     4,379
  Accrued expenses..........................................     5,136     4,683
  Capital losses............................................     1,880     2,852
  State net operating loss carryforward, net of federal
     benefit................................................     1,137       759
  Other.....................................................       435        24
                                                               -------   -------
                                                                28,420    22,752
  Valuation allowance.......................................    (1,880)   (2,852)
                                                               -------   -------
Total deferred tax assets...................................    26,540    19,900
                                                               -------   -------
NET DEFERRED TAX ASSETS.....................................   $13,392   $ 8,185
                                                               =======   =======

     SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of deferred tax assets relating to certain capital losses is considered uncertain, a valuation allowance has been recorded. The Company believes that it will have taxable income in future periods sufficient to fully recognize its remaining deferred tax assets.

     The Company has state net operating loss carryforwards which expire as follows: $1,655 in 2003; $10,249 in 2008; $3,377 in 2013 and $6,597 in 2018.

J.  LEASES

     The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense for all leases amounted to $5,156, $4,551 and $4,970 for 1999, 1998, and 1997, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

J.  LEASES -- CONTINUED
     Future minimum rental commitments as of December 31, 1999 for all noncancellable operating leases are as follows:

2000............................................  $ 4,031
2001............................................    2,582
2002............................................    1,758
2003............................................      761
2004............................................      461
Thereafter......................................    2,488
                                                  -------
TOTAL...........................................  $12,081
                                                  =======

K.  COMMITMENTS AND CONTINGENCIES

     The Company has contracts to provide most of its estimated aluminum requirements with four principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market. The four contracts are renegotiable, two in 2000, one in 2001, and one in 2003.

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. Although it is impossible to predict the outcome of any pending legal proceeding, the Company believes that such legal proceedings and claims individually and in the aggregate are either without merit, covered by insurance or adequately reserved for, and will not have a material adverse effect on its results of operations, financial position, or cash flows.

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The plaintiffs of the action are Elizabeth Werner, Jeffrey R. Ackerman, individually and as trustee under a trust for the benefit of Elizabeth Werner; Matthew W. Weiss (by his parent Elizabeth Werner); Timothy F. Burke, Jr., as executor of the estate of Anne L. Werner and as trustee of certain trusts under Anne L. Werner's last will and testament; Edward A. Pollock; and all of such plaintiffs derivatively on behalf of Holding
(PA). Defendants include the Management Shareholders, former company officers Richard L. Werner, Robert I. Werner, Marc L. Werner, certain non-management shareholders, Holding (PA), Holding (DE) and certain of its subsidiaries including, Werner Co. The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors has referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee has recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants have made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the plaintiffs' claims be dismissed. The District Court issued a Memorandum

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

K.  COMMITMENTS AND CONTINGENCIES -- CONTINUED
Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have appealed such decision. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS

     Effective December 31, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 addresses disclosure requirements only and did not change the way the Company recognizes or measures its pension and post-retirement obligations.

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

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                               PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                             ---------------------     -----------------------
                                               1999         1998         1999          1998
                                             --------     --------     ---------     ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1............  $ 56,184     $ 54,251      $ 2,121       $ 4,622
Service cost...............................     1,825        1,878          100           130
Interest cost..............................     3,707        3,553          141           168
Amendments.................................        --           --           --        (1,112)
Actuarial (gain)/loss......................    (4,813)      (1,402)         376        (1,605)
Benefits paid..............................    (2,375)      (2,096)        (141)          (82)
                                             --------     --------      -------       -------
Benefit obligation at December 31..........    54,528       56,184        2,597         2,121
CHANGE IN PLAN ASSETS
Fair value of assets at January 1..........    36,417       32,238           --            --
Actual return on plan assets...............     5,941        5,285           --            --
Employer contributions.....................     1,706          990          141            82
Benefits paid..............................    (2,375)      (2,096)        (141)          (82)
                                             --------     --------      -------       -------
Fair value of assets at December 31........    41,689       36,417           --            --
                                             --------     --------      -------       -------

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS -- CONTINUED

                                               PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                             ---------------------     -----------------------
                                               1999         1998         1999          1998
                                             --------     --------     ---------     ---------
FUNDED STATUS (UNDER-FUNDED)...............   (12,839)     (19,767)      (2,597)       (2,121)
Unrecognized transition (asset)
  obligation...............................      (354)        (420)         531           566
Unrecognized prior service cost............        46           50           --            --
Unrecognized net actuarial (gain) loss.....    (4,133)       3,728          287           (92)
                                             --------     --------      -------       -------
NET AMOUNT RECOGNIZED......................  $(17,280)    $(16,409)     $(1,779)      $(1,647)
                                             ========     ========      =======       =======
Amounts recognized in the Consolidated
  Balance Sheets consist of:
  Other long-term obligations..............  $(19,026)    $(20,632)     $(1,779)      $(1,647)
  Intangible asset.........................     1,334        1,646           --            --
  Accumulated other non-owner changes in
     equity................................       412        2,577           --            --
                                             --------     --------      -------       -------
NET AMOUNT RECOGNIZED......................  $(17,280)    $(16,409)     $(1,779)      $(1,647)
                                             ========     ========      =======       =======

     The combined projected benefit obligation includes the projected benefit obligations of the unfunded plans of $12,911 in 1999 and $13,587 in 1998. The accumulated benefit obligation of these unfunded non-qualified supplemental pension plans was $12,276 at December 31, 1999 and $12,860 at December 31, 1998. The remaining projected benefit obligation relates to the Company's two funded pension plans. At December 31, 1999 and 1998, one of these plans had an accumulated benefit obligation exceeding the fair value of the assets related to the plan of $5,851 and $6,362, respectively. The fair value of the assets related to this plan were $5,766 and $4,740 at December 31, 1999 and 1998, respectively.

     The change in the discount rate and the rate of compensation increase in 1999 from 1998 decreased the accumulated benefit obligation of the non-contributory defined benefit plans and the non-qualified supplemental retirement plans by $4,617 and $1,261, respectively, at December 31, 1999.

     The assumed health care trend rate for 2000 is 7.00% decreasing ratably to 6.75% in the year 2001 and thereafter. The effect of a one percentage point increase (decrease) in the accrued health-care cost trend rate assumption would increase (decrease) the accumulated postretirement benefit obligation by $124 and ($118), respectively, at December 31, 1999. The effect on the postretirement benefit cost would not be material.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

L.  EMPLOYEE RETIREMENT AND BENEFIT PLANS -- CONTINUED
     Net periodic pension and other postretirement benefit costs consist of the following components:

                                         PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                               -------------------------------------      -----------------------
                                  1999           1998         1997        1999     1998     1997
                               -----------   ------------    -------      -----    -----    -----
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost..................     $ 1,825        $ 1,878    $ 1,792       $100     $130     $189
Interest cost.................       3,708          3,553      3,453        141      168      326
Expected return on plan
  assets......................      (2,990)        (2,650)    (2,858)        --       --       --
Amortization of transition
  obligation..................         (67)           (67)       (67)        35       69      147
Amortization of prior service
  cost........................           3              3          3         --       --       --
Amortization of actuarial loss
  (gain)......................          99            133         36         (3)     (14)      16
Additional expense for lump
  sum payments................          --             --      3,336         --       --       --
                               -----------   ------------    -------      -----    -----    -----
Net periodic benefit cost.....     $ 2,578        $ 2,850    $ 5,695       $273     $353     $678
                               ===========   ============    =======      =====    =====    =====
Weighted-average assumptions
  as of December 31
  Discount rate...............        7.75%          6.75%      7.00%      7.75%    6.75%    7.00%
  Expected return on plan
    assets....................    7.5%-8.5%    7.50%-9.00%      9.00%
  Rate of compensation
    increase..................        5.00%          4.00%      5.00%

     Pension expense in 1997 includes $3,336 of special retirement benefits paid to certain former key management employees.

     The Company also sponsors various defined contribution plans which cover substantially all of its employees. For certain employees covered by contract, contributions are based on negotiated rates and hours worked; for others, contributions are a percentage of employees' contributions. The expense related to these plans was $1,694, $1,698 and $1,515 in 1999, 1998 and 1997, respectively.

M. RESERVE FOR PRODUCT LIABILITY AND WORKER'S COMPENSATION CLAIMS AND INSURANCE FUND INVESTMENTS

     On March 31, 1998, the Company obtained third party commercial insurance coverage for its product liability and workers' compensation claims. Previously, the Company provided insurance for such claims through MIICA. Under the terms of the commercial insurance coverage, the commercial insurance provider agreed to assume losses which occurred on or before March 31, 1998, capped at a maximum of $75,000 in losses, and extinguished the Company's liability in regard to such losses (the "MIICA Insurance Transfer"). The Company paid approximately $42,400 for the commercial insurance coverage from the proceeds of liquidating certain of MIICA's insurance fund investments. As of the date of the MIICA Insurance Transfer, the Company had a reserve for such losses of approximately $47,500. As a result of the MIICA Insurance Transfer, the Company recognized a gain of approximately $4,500, which is net of costs to discontinue the operations of MIICA. The Company has obtained third party commercial insurance coverage for its product liability and workers' compensation claims occurring on or after April 1, 1998, subject to certain deductible provisions, for which the Company has provided reserves of $29,885 and $14,277 at December 31, 1999 and 1998, respectively. Prior to the date of the MIICA Insurance Transfer, MIICA maintained a reserve for the product liability and workers' compensa-

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

M. RESERVE FOR PRODUCT LIABILITY AND WORKER'S COMPENSATION CLAIMS -- CONTINUED tion claims of the Company and the related claim payments were made from MIICA's insurance fund investments.

     The gross realized gains and (losses) on sales of available-for-sale securities totaled $2,019 and $(463) for 1998, and $4,118 and $(2,949) for 1997,
respectively. During 1998 and 1997, the change in net unrealized holding gain
(loss) on available-for-sale securities that has been included as a separate component of shareholders' equity totaled $(1,346) net of deferred taxes of $727 and $(2,636) net of deferred taxes of $1,420, respectively.

     In 1998 and 1997, MIICA recorded impairment losses of $3,732 and $9,884, respectively, relating to available-for-sale equity securities deemed by management to be other-than-temporarily impaired.

  Trading Securities

     MIICA also owned special expiration price options which were classified as trading securities. Those outstanding at December 31, 1996 were either sold, exercised or allowed to expire in 1997. The net realized (losses) on sales of these investments totaled $(8,798) in 1997.

N.  OTHER (EXPENSE) INCOME, NET

     Other (expense) income, net is comprised of the following:

                                                                 YEARS ENDED DECEMBER 31
                                                             -------------------------------
                                                              1999        1998        1997
                                                             -------    --------    --------
      Accounts receivable securitization expense...........  $(1,458)   $ (1,454)   $     --
      MIICA investment (loss) income:
           Realized losses and impairment losses...........       --      (2,520)    (17,513)
           Other investment earnings.......................       --       1,061       2,952
                                                             -------    --------    --------
           Investment loss, net............................       --      (1,459)    (14,561)
      Net gain on transfer of loss reserves and
        discontinuance of MIICA............................       --       4,506          --
      Miscellaneous expense, net...........................     (609)       (948)     (1,252)
                                                             -------    --------    --------
      Total other (expense) income, net....................  $(2,067)   $    645    $(15,813)
                                                             =======    ========    ========

O.  SEGMENT INFORMATION

     Effective December 31, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which changed the way the Company reports information about its operating segments. Certain expenses previously classified as corporate and other in 1998 and 1997 were allocated to the operating segments in 1999. Accordingly, the information for 1998 and 1997 has been reclassified to conform to the 1999 presentation.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

O.  SEGMENT INFORMATION -- CONTINUED

                                                              YEAR ENDED DECEMBER 31
                                                         --------------------------------
                                                           1999        1998        1997
                                                         --------    --------    --------
NET SALES
Climbing Products......................................  $380,211    $329,965    $314,216
Extruded Products......................................   104,435     106,126     102,105
                                                         --------    --------    --------
                                                         $484,646    $436,091    $416,321
                                                         ========    ========    ========
OPERATING PROFIT (LOSS)
Climbing Products......................................  $ 43,309    $ 36,383    $ 38,162
Extruded Products......................................     8,548       6,530       5,878
Corporate & Other......................................    (3,722)    (11,064)   (109,041)
                                                         --------    --------    --------
                                                         $ 48,135    $ 31,849    $(65,001)
                                                         ========    ========    ========
DEPRECIATION & AMORTIZATION
Climbing Products......................................  $ 10,767    $  7,981    $  7,361
Extruded Products......................................     1,358       1,067       1,111
Corporate & Other......................................     3,799      11,107       3,028
                                                         --------    --------    --------
                                                         $ 15,924    $ 20,155    $ 11,500
                                                         ========    ========    ========
IDENTIFIABLE ASSETS
Climbing Products......................................  $189,636    $152,524    $162,962
Extruded Products......................................    39,396      32,631      44,345
Corporate & Other......................................    26,408      27,624      80,878
                                                         --------    --------    --------
                                                         $255,440    $212,779    $288,185
                                                         ========    ========    ========
EXPENDITURES FOR LONG-LIVED ASSETS, NET
Climbing Products......................................  $ 14,259    $  4,629    $  6,972
Extruded Products......................................     3,641       1,673       1,315
Corporate & Other......................................     2,552       2,638       3,423
                                                         --------    --------    --------
                                                         $ 20,452    $  8,940    $ 11,710
                                                         ========    ========    ========

     Corporate & Other includes various corporate expenses, Recapitalization expense, non-cash compensation charge, and eliminations.

     Climbing Products net sales to two significant customers individually exceeded 10% of the Company's total net sales in 1999 and 1998 as follows: 23% and 21%, and 13% and 11% of net sales, respectively. In 1997, only one Climbing Products customer with net sales of 19% accounted for more than 10% of total net sales. No customer included in the Extruded Products segment accounted for more than 10% of the Company's net sales in those years.

     Revenues included in the consolidated financial statements of the Company are primarily derived from customers domiciled in the United States. Substantially all of the Company's long-lived assets are located in the United States.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

P.  SALE OF ACCOUNTS RECEIVABLE

     In May 1998, the Company entered into a five-year Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity (maximum availability $50,000) and repay the outstanding amounts borrowed under the receivables portion of the Senior Credit Facility. Under the Receivables Purchase Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. As of December 31, 1999 and 1998, the Company had transferred $88,393 and $66,298 of accounts receivable in exchange for $20,000 in cash and an undivided interest in the accounts receivable of $68,393 and $46,298, respectively.

     In accordance with the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation, is reported in the accompanying consolidated statements of operations in "Other income (expense), net". The interest rates on the purchased interests at December 31, 1999 and 1998 were 6.18% and 5.40%, respectively.

     The accompanying consolidated balance sheets at December 31, 1999 and 1998 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

Q.  OTHER LONG-TERM OBLIGATIONS

     Other long-term obligations are comprised of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Accrued employee retirement benefits........................  $20,805    $22,279
Other.......................................................    2,636         --
                                                              -------    -------
                                                              $23,441    $22,279
                                                              =======    =======

R.  BUSINESS ACQUISITION

     In October 1999, the Company acquired certain assets of Keller Ladders, Inc. in a business combination accounted for as a purchase. No product or other significant liabilities were assumed in connection with this acquisition. The results of operations of the Keller business are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $12,209, which approximated the fair value of the assets acquired.

     Had the acquisition been made at the beginning of 1998, the Company's pro forma unaudited results would have been:

                                                              YEARS ENDED DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Net sales...................................................   $529,164      $484,349
Net income (loss)...........................................   $ 11,047      $ (3,133)

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

R.  BUSINESS ACQUISITION -- CONTINUED
     The above amounts reflect adjustments for depreciation on revalued property, plant and equipment, the use of the LIFO method to determine inventory costs, interest related to the cost of the acquisition, and taxes at an estimated effective tax rate of 38%. The unaudited pro forma results are not necessarily indicative of the results that would have been attained had the acquisition occurred at the beginning of 1998 or of results which may occur in the future.

S.  SUPPLEMENTAL GUARANTOR INFORMATION

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

     Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the Company's investment account. The elimination entries eliminate investment in subsidiaries and intercompany balances and transactions. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

S.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                         ----------------------------------------------------------------------------------
                                                                   COMBINED
                                          PARENT                  GUARANTOR     NON-GUARANTOR
                                          COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                         ---------   ---------   ------------   -------------   ------------   ------------
DECEMBER 31, 1999
ASSETS
Current assets:
  Undivided interest in accounts
    receivable.........................                                            $68,393                       $ 68,393
  Inventories, net.....................                            $ 58,348                                        58,348
  Other current assets.................  $      37   $     473        3,468             12                          3,990
                                         ---------   ---------     --------        -------        --------       --------
      Total current assets.............         37         473       61,816         68,405                        130,731
Property, plant and equipment, net.....                      2       83,505                                        83,507
Investment in subsidiaries.............   (154,535)   (135,033)       5,686                       $283,882
Other assets...........................          5      10,961       30,136            100                         41,202
                                         ---------   ---------     --------        -------        --------       --------
      TOTAL ASSETS                       $(154,493)  $(123,597)    $181,143        $68,505        $283,882       $255,440
                                         =========   =========     ========        =======        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Other current liabilities............  $     421   $   9,034     $ 59,577        $   162                       $ 69,194
  Intercompany (receivable) payable....    (11,038)    (250,530)     198,911         62,657
                                         ---------   ---------     --------        -------        --------       --------
      Total current liabilities........    (10,617)   (241,496)     258,488         62,819                         69,194
Long-term debt.........................                272,434        5,000                                       277,434
Other long-term liabilities............                              52,688                                        52,688
      Total equity (deficit)...........   (143,876)   (154,535)    (135,033)         5,686        $283,882       (143,876)
                                         ---------   ---------     --------        -------        --------       --------
      TOTAL LIABILITIES AND EQUITY
        (DEFICIT)......................  $(154,493)  $(123,597)    $181,143        $68,505        $283,882       $255,440
                                         =========   =========     ========        =======        ========       ========
DECEMBER 31, 1998
ASSETS
Current assets:
  Undivided interest in accounts
    receivable.........................                                            $46,298                       $ 46,298
  Inventories, net.....................                            $ 46,777                                        46,777
  Other current assets.................  $       1   $   2,706       10,561              1                         13,269
                                         ---------   ---------     --------        -------        --------       --------
      Total current assets.............          1       2,706       57,338         46,299                        106,344
Property, plant and equipment, net.....                      2       65,691                                        65,693
Investment in subsidiaries.............   (166,607)   (154,397)       5,343                       $315,661
Other assets...........................          5       6,775       33,862            100                         40,742
                                         ---------   ---------     --------        -------        --------       --------
      TOTAL ASSETS                       $(166,601)  $(144,914)    $162,234        $46,399        $315,661       $212,779
                                         =========   =========     ========        =======        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Other current liabilities............   $    349   $   3,758     $ 49,181        $  (513)                      $ 52,775
  Intercompany (receivable) payable....    (12,553)   (255,548)     226,532         41,569
                                         ---------   ---------     --------        -------        --------       --------
      Total current liabilities........    (12,204)   (251,790)     275,713         41,056                         52,775
Long-term debt.........................                273,483        5,000                                       278,483
Other long-term liabilities............                              35,918                                        35,918
      Total equity (deficit)...........   (154,397)   (166,607)    (154,397)         5,343        $315,661       (154,397)
                                         ---------   ---------     --------        -------        --------       --------
      TOTAL LIABILITIES AND EQUITY
        (DEFICIT)......................  $(166,601)  $(144,914)    $162,234        $46,399        $315,661       $212,779
                                         =========   =========     ========        =======        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

S.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    --------------------------------------------------------------------------------
                                                            COMBINED
                                     PARENT                GUARANTOR     NON-GUARANTOR
                                    COMPANY     ISSUER    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                    --------   --------   ------------   -------------   ------------   ------------
FOR THE YEAR ENDED DECEMBER 31,
  1999
Net sales.........................                          $484,646                                      $484,646
Cost of sales.....................                           348,643                                       348,643
                                    --------   --------     --------       --------        --------       --------
Gross profit......................                           136,003                                       136,003
Selling, general and
  administrative expenses.........             $     15       87,853                                        87,868
                                    --------   --------     --------       --------        --------       --------
Operating (loss) profit...........                  (15)      48,150                                        48,135
Other income (expense), net.......  $10,727      18,202       (6,490)      $  4,541        $(29,047)        (2,067)
Interest income (expense).........    1,018      (2,361)     (21,959)        (3,800)                       (27,102)
                                    --------   --------     --------       --------        --------       --------
Income before provision for income
  taxes...........................   11,745      15,826       19,701            741         (29,047)        18,966
Income taxes......................      428       5,132        1,675            414                          7,649
                                    --------   --------     --------       --------        --------       --------
  NET INCOME (LOSS)...............  $11,317    $ 10,694     $ 18,026       $    327        $(29,047)      $ 11,317
                                    ========   ========     ========       ========        ========       ========
FOR THE YEAR ENDED DECEMBER 31,
  1998
Net sales.........................                          $436,091                                      $436,091
Cost of sales.....................                           322,451                                       322,451
                                    --------   --------     --------       --------        --------       --------
Gross profit......................                           113,640                                       113,640
Selling, general and
  administrative expenses.........             $     54       81,737                                        81,791
                                    --------   --------     --------       --------        --------       --------
Operating (loss) profit...........                  (54)      31,903                                        31,849
Other (expense) income, net.......  $  (497)      7,797       (8,485)      $  2,719        $   (889)           645
Interest income (expense).........    1,062      (2,058)     (27,373)        (2,222)                       (30,591)
                                    --------   --------     --------       --------        --------       --------
Income (loss) before provision for
  income taxes....................      565       5,685       (3,955)           497            (889)         1,903
Income taxes......................      419       6,182       (5,010)           166                          1,757
                                    --------   --------     --------       --------        --------       --------
  NET INCOME (LOSS)...............  $   146    $   (497)    $  1,055       $    331        $   (889)      $    146
                                    ========   ========     ========       ========        ========       ========
FOR THE YEAR ENDED DECEMBER 31,
  1997
Net sales.........................                          $416,321       $  2,705        $ (2,705)      $416,321
Cost of sales.....................                           303,354                                       303,354
                                    --------   --------     --------       --------        --------       --------
Gross profit......................                           112,967          2,705          (2,705)       112,967
Selling, general and
  administrative expenses.........             $     13       75,246          2,501          (1,033)        76,727
Recapitalization expense..........                            22,714                                        22,714
Non-cash compensation charge......  $74,335                    4,192                                        78,527
                                    --------   --------     --------       --------        --------       --------
Operating (loss) profit...........  (74,335)        (13)      10,815            204          (1,672)       (65,001)
Other (loss) income, net..........  (16,224)    (14,490)      (1,300)       (14,513)         30,714        (15,813)
Interest income (expense).........       85        (720)      (8,296)           (48)                        (8,979)
                                    --------   --------     --------       --------        --------       --------
(Loss) income before provision for
  income taxes....................  (90,474)    (15,223)       1,219        (14,357)         29,042        (89,793)
Income taxes......................       33       1,001        3,588         (3,908)                           714
                                    --------   --------     --------       --------        --------       --------
  NET (LOSS) INCOME............... $(90,507)   $(16,224)    $ (2,369)      $(10,449)       $ 29,042       $(90,507)
                                    ========   ========     ========       ========        ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

S.  SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING
                                                             STATEMENT OF CASH FLOWS
                                       -------------------------------------------------------------------
                                                                 COMBINED
                                        PARENT                  GUARANTOR     NON-GUARANTOR
                                        COMPANY     ISSUER     SUBSIDIARIES    SUBSIDIARY     CONSOLIDATED
                                       ---------   ---------   ------------   -------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 1999
Net cash from operating activities...  $     658   $  (5,769)    $ 32,661        $     7        $ 27,557
Net cash from investing activities...      1,515       5,018      (38,987)                       (32,454)
Net cash from financing activities...     (2,174)     (1,450)                                     (3,624)
                                       ---------   ---------     --------        -------        --------
Net (decrease) increase in cash and
  equivalents........................         (1)     (2,201)      (6,326)             7          (8,521)
Cash and equivalents at beginning of
  year...............................          1       2,618        6,768                          9,387
                                       ---------   ---------     --------        -------        --------
Cash and equivalents at end of
  year...............................              $     417     $    442        $     7        $    866
                                       =========   =========     ========        =======        ========
FOR THE YEAR ENDED DECEMBER 31, 1998
Net cash from operating activities...  $   1,033   $  (1,552)    $ 58,689        $(6,364)       $ 51,806
Net cash from investing activities...     (1,049)     47,114      (55,005)         6,364          (2,576)
Net cash from financing activities...                (42,950)                                    (42,950)
                                       ---------   ---------     --------        -------        --------
Net (decrease) increase in cash and
  equivalents........................        (16)      2,612        3,684                          6,280
Cash and equivalents at beginning of
  year...............................         17           6        3,084                          3,107
                                       ---------   ---------     --------        -------        --------
Cash and equivalents at end of
  year...............................  $       1   $   2,618     $  6,768                       $  9,387
                                       =========   =========     ========        =======        ========
FOR THE YEAR ENDED DECEMBER 31, 1997
Net cash from operating activities...              $  (1,734)    $ 26,052        $(7,086)       $ 17,232
Net cash from investing activities...  $ 212,278    (277,771)      57,845          4,086          (3,562)
Net cash from financing activities...   (212,605)    279,498      (81,442)         3,000         (11,549)
                                       ---------   ---------     --------        -------        --------
Net (decrease) increase in cash and
  equivalents........................       (327)         (7)       2,455                          2,121
Cash and equivalents at beginning of
  year...............................        344          13          629                            986
                                       ---------   ---------     --------        -------        --------
Cash and equivalents at end of
  year...............................  $      17   $       6     $  3,084                       $  3,107
                                       =========   =========     ========        =======        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the name, age and principal position of each of the directors of Holding (PA), Holding (DE) and the executive officers of the Company. The individuals who constitute the Board of Directors of Holding (PA) also constitute the Board of Directors of Holding (DE).

     Each director of Holding (PA) and Holding (DE) will hold office until the next annual meeting of shareholders of Holding (PA) and Holding (DE), respectively or until his successor has been elected and qualified. Officers of the Company are appointed by the respective Boards of Directors of Holding (PA) and its subsidiaries and serve at the discretion of such Boards, subject to any applicable employment agreements.

                   NAME                     AGE                  POSITION(S)
                   ----                     ---                  -----------
Donald M. Werner..........................  66    Chairman of the Board of Directors (1)
Dennis G. Heiner..........................  56    President and Chief Executive Officer, and
                                                  Director (2)
Robert P. Tamburrino......................  43    Vice President, Chief Financial Officer
                                                  and Treasurer
Michael E. Werner.........................  40    President, Werner Ladder Co.
Joseph J. Despoy..........................  60    President, Werner Extruded Products
Michael D. Isacco.........................  62    Vice President, Manufacturing
Eric J. Werner............................  37    Chief Administrative Officer, Secretary
                                                  and General Counsel
James O. Egan.............................  51    Director
Charles K. Marquis........................  57    Director
Charles J. Philippin......................  49    Director
Howard L. Solot...........................  62    Director
Christopher J. Stadler....................  35    Director
Thomas J. Sullivan........................  37    Director

(1) Mr. Heiner assumed the position of President and Chief Executive Officer of Holding (PA) on January 1, 2000.

(2) Until January 1, 2000, Mr. Werner was President and Chief Executive Officer of Holding (PA).

     Donald M. Werner served as President and Chief Executive Officer of Holding
(PA) from May 1997 until his retirement in January 2000. From 1995 to 1997, Mr. Werner was President of Werner Ladder Co. Prior to 1995, Mr. Werner served in various positions with the Company including Sales Manager, Vice President -- Marketing and Senior Vice President -- Corporate Sales and Marketing. Mr. Werner also holds various directorships and officerships at subsidiaries of Holding
(PA). Prior to commencing his 42 year career with the Company, Mr. Werner was an aircraft structural design engineer for Grumman Aircraft Co. Mr. Werner served as Chairman of the American Hardware Manufacturers Association and served on the boards of directors of the Scaffolding Industry Association and the Hardware Group Association. Mr. Werner is the father of Eric J. Werner, the uncle of Michael E. Werner and the cousin of Howard L. Solot.

     Dennis G. Heiner has served as President and Chief Executive Officer of Holding (PA) since January 1, 2000 and Holding (DE) and Werner since June 1999. Prior to joining the Company Mr. Heiner served as Executive Vice President of Black & Decker Corporation since 1989 and most recently as its President -- Building Products Worldwide. Mr. Heiner was President -- Security Hard-ware Worldwide from 1992 to 1998, President -- Household Products Worldwide from 1986 to 1992 and Group Vice President -- U.S. Household Products from 1985 to 1986. Prior to Black & Decker, Mr. Heiner served as Division President for Beatrice Companies Inc. Window Coverings Division and as Vice
President -- Finance and then President for their Del Mar Window Coverings Division. Mr. Heiner also holds various directorships and officerships at subsidiaries of Holding (PA).

     Robert P. Tamburrino joined the Company as Vice President, Chief Financial Officer and Treasurer in December 1998. Mr. Tamburrino also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Tamburrino served as Chief Financial Officer for the steel service center group of Usinor from 1997 to 1998. From 1991 to 1997, he served Usinor subsidiaries as Senior Vice President and Chief Financial Officer of Francosteel Corporation and Executive Vice President and Chief Financial Officer of Edgcomb Metals Company. Mr. Tamburrino held financial and chief executive officer positions with Rome Cable Corp., a manufacturer and distributor of copper electrical wire and cable from 1984 to 1990 and was employed by KPMG Peat Marwick from 1978 to 1984.

     Michael E. Werner has served as President of the Company's Werner Ladder Co. business unit since 1997. Mr. Werner joined the Company in 1988 and has held several positions including Vice President -- National Accounts and Vice President -- Sales & Marketing. Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner served as Vice President for Mergers, Acquisitions and Investments at Pacific Holding Co. and, prior to that, as an associate in the Mergers & Acquisitions Department of Goldman, Sachs & Co. Mr. Werner is the nephew of Donald M. Werner and the cousin of Eric J. Werner.

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

     Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Chief Administrative Officer of the Company since 1995 and General Counsel of the Company since 1993. Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner was an associate at the law firm of O'Connor, Broude, Snyder and Aronson. Mr. Werner also serves as a director of FNB Corporation. Mr. Werner is the son of Donald M. Werner and the cousin of Michael E. Werner.

     James O. Egan has served as director of Holding (PA) since May 1999. Mr. Egan has been an executive officer of Investcorp or one of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. Prior to that, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company, from May 1996 to September 1997. Prior to that, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation and Harborside Healthcare Corporation.

     Charles K. Marquis has served as director of Holding (PA) since May 1999. Mr. Marquis has been a consultant to Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Marquis is a director of CSK Auto Corporation and Tiffany & Co.

     Charles J. Philippin has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since July 1994. Prior to joining Investcorp, Mr. Philippin was a partner of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Philippin is a director of Saks Incorporated, CSK Auto Corporation and The William Carter Company.

     Howard L. Solot has served as director of Holding (PA) since 1974. He recently served as Executive Vice President and Chief Operating Officer of Holding (PA) from 1995 to his retirement in March of 1999. He joined the Company in 1959 and has held various planning, systems, engineering and manufacturing related positions, including Plant Manager, Division General Manager, Vice President -- Engineering and Corporate Planning and Senior Vice President -- Manufacturing. Mr. Solot also holds various director positions at subsidiaries of Holding (PA). Mr. Solot served as a member of the board of directors of the Aluminum Extruders Council. Mr. Solot is the cousin of Donald M. Werner.

     Christopher J. Stadler has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of CSK Auto Corporation and The William Carter Company.

     Thomas J. Sullivan has served as director of Holding (PA) since July 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.).

DIRECTOR COMPENSATION

     Neither Holding (PA) nor Holding (DE) pay any additional remuneration to its employees or to executives of Investcorp for serving as directors. Holding
(PA) and Holding (DE) do reimburse their respective directors for any expenses incurred in attending meetings. See " -- Executive Compensation."

SHAREHOLDER RIGHTS AGREEMENT

     Pursuant to the Shareholder Rights Agreement entered into on the Recapitalization Closing Date, (i) Class D Investors have a right to designate at least a majority of Holding (PA)'s Board, (ii) the Chief Executive Officer of Holding (PA) shall be a director, and, (iii) the Management Shareholders are entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors minus one. See "Certain Relationships and Related Transactions -- Agreements with Certain Shareholders -- Shareholder Rights Agreement."

ITEM 11. EXECUTIVE COMPENSATION

  Summary Compensation Table

     The following table sets forth information concerning annual and long-term compensation for the last three fiscal years awarded to, earned by or paid to the Chief Executive Officer of Holding (PA), the Chief Executive Officer of Holding (DE) and Werner and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in " -- Employment Arrangements" below.

                                                                           LONG TERM
                                                                          COMPENSATION
                                                                   --------------------------
                                     ANNUAL COMPENSATION ($)                      SECURITIES
                                  ------------------------------    DEFERRED      UNDERLYING
    NAME AND PRINCIPAL                              OTHER ANNUAL      STOCK      OPTION/SARS         ALL OTHER
        POSITIONS           YEAR  SALARY    BONUS   COMPENSATION   UNITS($)(a)     (SHARES)       COMPENSATION(b)
    ------------------      ----  -------  -------  ------------   -----------   ------------     ---------------
Donald M. Werner(1).......  1999  412,647  373,500    114,047             --           --                   --
  President, Chief          1998  407,093   95,000    107,633             --          585              630,000
  Executive Officer of      1997  414,923  163,013    100,104             --           --            2,000,000
  Holding (PA) until
  January 1, 2000
Dennis G. Heiner(2).......  1999  141,346  525,000    277,140        455,000        1,250                   --
  President, Chief
  Executive Officer of
  Holding (PA) since
  January 1, 2000 and
  Holding (DE) and Werner
Robert P. Tamburrino(3)...  1999  250,000  200,000      7,490             --          200                   --
  Vice President,           1998    5,769       --         --             --          300                   --
  Chief Financial Officer
  and Treasurer
Michael E. Werner(4)......  1999  245,537  225,000     24,032             --           --                   --
  President of Werner       1998  234,630   75,000     34,426             --          500              351,000
  Ladder Co.                1997  222,942   73,162    182,137             --           --                   --
Eric J. Werner(5).........  1999  188,907  114,600     23,898             --           --                   --
  Chief Administrative      1998  183,493   45,000     36,873             --          300              326,250
  Officer, Secretary,       1997  214,961   61,906     28,775             --           --                   --
  General Counsel
Joseph J. Despoy(6).......  1999  180,169  104,200     46,955             --           --                   --
  President of Werner       1998  175,471   20,000     56,260             --          100              262,500
  Extruded Products         1997  169,288   36,225     54,719             --           --                   --

---------------

(a) See the following section "Deferred Stock Plan" for a detailed explanation of amounts in this column.
(b) See the following section "Compensation Relating to the Recapitalization" for a detailed explanation of amounts in this column.
(1) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $74,674, $75,902 and $67,972 in respect of life insurance premiums paid by the Company in 1999, 1998 and 1997, respectively, $5,000, $5,000 and $4,750 in respect of matching contributions made under the 401(k) Plan in 1999, 1998 and 1997, respectively, $12,114, $8,863 and $11,873 in respect of accruals under postretirement benefit plans in 1999, 1998 and 1997, respectively, $3,563, $3,063 and $2,625 of imputed income arising from the personal use of a Company provided automobile in 1999, 1998 and 1997, respectively, $18,696, $14,805 and $6,798 for financial planning services in 1999, 1998 and 1997, respectively, and $0, $0 and $6,086 of imputed interest in 1999, 1998 and 1997, respectively. The amount shown for Mr. Werner under All Other Compensation reflects payments of $630,000 relating to payments made under his Employee Protection Agreement in 1998 and $2,000,000 relating to the acceleration of additional pension and consulting payments as part of the Recapitalization in 1997.

(2) The amount shown for Mr. Heiner under Salary and Bonus for 1999 was not paid but was deferred by Mr. Heiner under the Deferred Stock Plan for which he received 275 Stock Units. The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $1,101 in respect of life insurance premiums paid by the Company in 1999, $1,032 of imputed income arising from the personal use of a Company provided automobile in
    1999, $67,007 for moving expenses in 1999, and $208,000 for retention incentive compensation in 1999 as set forth in his employment contract.

(3) The amount shown for Mr. Tamburrino under Other Annual Compensation reflects payments of $746 and $0 in respect of life insurance premiums paid by the Company in 1999 and 1998, respectively, $2,308 and $0 in respect of matching contributions made under the 401(k) Plan in 1999 and 1998, respectively, $4,307 and $0 in respect of accrual under postretirement benefit plans in 1999 and 1998, respectively, and $129 and $0 of imputed income arising from the personal use of a Company provided automobile in 1999 and 1998, respectively.

(4) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $8,463, $8,374 and $8,044 in respect of life insurance premiums paid by the Company in 1999, 1998 and 1997, respectively, $4,532, $4,463 and $3,062 in respect of matching contributions made under the 401(k) Plan in 1999, 1998 and 1997, respectively, $5,132, $6,368 and $6,382 in respect of accruals under postretirement benefit plans in 1999, 1998 and 1997, respectively, $2,625, $3,063 and $3,889 of imputed income arising from the personal use of a Company provided automobile in 1999, 1998 and 1997, respectively, $50,391 of moving expense in 1997, $107,119 of special pay in 1997 and $3,280, $12,158 and $3,250 of financial planning services in 1999, 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $351,000 made under his Employee Protection Agreement in 1998.

(5) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $7,471, $7,811 and $6,935 in respect of life insurance premiums paid by the Company in 1999, 1998 and 1997, respectively, $3,484, $5,000 and $4,750 in respect of matching contributions made under the 401(k) Plan in 1999, 1998 and 1997, respectively, $4,208, $5,533 and $5,431 in respect of accruals under postretirement benefit plans in 1999, 1998 and 1997, respectively, $6,363, $7,399 and $4,766 of imputed income arising from the personal use of a Company provided automobile in 1999, 1998 and 1997, respectively, and $2,372, $11,130 and $6,893 of financial planning services in 1999, 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $326,250 made under his Employee Protection Agreement in 1998.

(6) The amount shown for Mr. Despoy under Other Annual Compensation reflects payments of $28,148, $28,507 and $26,841 in respect of life insurance premiums paid by the Company in 1999, 1998 and 1997, respectively, $5,000, $4,890 and $2,716. In respect of matching contributions made under the 401(k) Plan in 1999, 1998 and 1997, respectively, $11,361, $19,689 and
    $22,319 in respect to accruals under postretirement benefit plans in 1999, 1998 and 1997, respectively, $1,713, $1,174 and $1,098 of imputed income arising from the personal use of a Company provided automobile in 1999, 1998 and 1997, respectively, and $733, $2,000 and $1,745 of financial planning services in 1999, 1998 and 1997, respectively. The amount shown under All Other Compensation reflects payments of $262,500 made under his Employee Protection Agreement in 1998.

COMPENSATION RELATED TO THE RECAPITALIZATION

  Consulting Agreements

     As part of the Company's succession plan, the Company's Board determined in December 1996 to provide to certain key executives including Donald M. Werner, a Consulting Agreement and an additional supplemental pension to be entered into or paid (as the case may be) at the time that each of them retires from the Company subject to certain acceleration provisions. Pursuant to the December 1996 awards, a change of control of Holding (PA) results in the acceleration of such payments. Pursuant to the December 1996 awards, Donald M. Werner and another executive each became entitled to receive, at the time of the Transactions, all amounts that they would have received had they retired as of such time, pursuant to the terms of additional supplemental pensions and the acceleration of their Consulting Agreements. Such amounts totalling $2,000,000 each were paid to Donald M. Werner and the other executive by Holding (PA) on the Recapitalization Closing Date. See "-- Pension Plans." After all such payments were made pursuant to the acceleration, the Consulting Agreements terminated pursuant to their terms.

  Employee Protection Agreements

     In connection with the Recapitalization, Holding (PA) entered into Employee Protection Agreements with approximately 50 employees, including certain of the Named Executive Officers and the Company's other senior management. The Employee Protection Agreements provided for payments ranging from 50% to 150% of a year's salary to be paid to each covered employee (i) who remains employed on the first anniversary of a change in control of Holding (PA) or (ii) prior to such anniversary (A) whose employment is terminated by Holding (PA) other than for cause or (B) who suffers a "material employment change" (as defined in the Employee Protection Agreements). The Company made cash payments aggregating approximately $6,600,000 in 1998 in accordance with the Employee Protection Agreements.

EMPLOYMENT ARRANGEMENTS

     Pursuant to the Recapitalization Agreement, Holding (PA) entered into employment agreements with each of Donald M. Werner, Michael E. Werner, Eric J. Werner and four other senior managers of the Company. In addition, in December 1998, the Company entered into an Employment Agreement with Robert P. Tamburrino and in June 1999, the Company entered into an Employment Agreement with Dennis
G. Heiner. The employment agreements for all of these officers are collectively referred to as the "Employment Agreements." Each of the Employment Agreements is for a term of three years except for Dennis G. Heiner's agreement which is for a term of five and one-half years. The Employment Agreements provide for a base annual salary in the following amounts: $525,000 for Dennis G. Heiner, $406,000 for Donald M. Werner, $183,000 for Eric J. Werner, $234,000 for Michael E. Werner and $250,000 for Robert P. Tamburrino. In addition to such executive's salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis G. Heiner, 90% of annual salary for Donald M. Werner, 60% of annual salary for Eric J. Werner, 70% of annual salary for Michael E. Werner and 60% of annual salary for Robert P. Tamburrino. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company Board. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000 contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. Under the Employment Agreements, Holding (PA) may only terminate such executives' employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner, if an executive's employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months' base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive's employee benefits for 12 months. With respect to Dennis

G. Heiner, if Mr. Heiner's employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Heiner a lump sum equal to the sum of $1,050,000 and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of twenty-four months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define "cause" as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. "Good reason" is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation.

MANAGEMENT STOCK INCENTIVE PLAN

     Pursuant to the Recapitalization Agreement, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. On December 15, 1998 the Company issued options representing approximately 6.6% of the outstanding post-Recapitalization common stock to certain members of senior management, including certain of the Named Executive Officers. The exercise price for options granted is $2,421.29 per share. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee's employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        NUMBER OF SECURITIES        % OF TOTAL
                             UNDERLYING            OPTIONS/SARS                                    GRANT
                             OPTION/SAR        GRANTED TO EMPLOYEES   EXERCISE    EXPIRATION       DATE
         NAME                 GRANTED             IN FISCAL YEAR        PRICE        DATE        VALUE(1)
         ----           --------------------   --------------------   ---------   ----------   -------------
Dennis G. Heiner
  President, Chief
  Executive Officer
  of Holding (PA)
  since
  January 1, 2000
  and Holding (DE)
  and Werner                   1,250                   60.5%          $2,421.29   12/30/2007   $1,119,350.00
Robert P. Tamburrino
  Vice President,
  Chief
  Financial Officer
  and
  Treasurer                      200                    9.7%          $2,421.29   12/24/2004   $  126,124.00

--------------------------------------------------------------------------------

(1) For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model. See Note H to the Company's Consolidated Financial Statements.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                                      OPTIONS/SARS             THE-MONEY OPTIONS/SARS
                                    SHARES                            AT FY-END (#)                 AT FY-END ($)
                                 ACQUIRED ON       VALUE       ---------------------------   ---------------------------
             NAME                EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                ------------   ------------   -----------   -------------   -----------   -------------
Dennis G. Heiner                     --             --             250           1,000           --             --
Robert P. Tamburrino                 --             --             125             375           --             --

STOCK LOAN PLAN

     Pursuant to the Recapitalization Agreement, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into certain stock purchase agreements between management participants and the Investors (the "Loan Participants") in amounts that do not exceed the sum of (i) 50% of the purchase price of the shares of Class C Common Stock purchased by the Loan Participant and (ii) the amount of the retention bonus to be paid by Holding (PA) to the Loan Participant pursuant to the respective Employee Protection Agreement. Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company's effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) will negotiate with each Loan Participant the amount of principal to be paid from such Loan Participant's annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of $1,932,189 were purchased in 1999 pursuant to the Stock Loan Plan and management stock purchase agreements.

DEFERRED STOCK PLAN

     Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the "Deferred Stock Plan"). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the "Committee"). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the "Participant") is given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant's deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company's Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner is entitled to receive 1,033 Stock Units pursuant to his employment agreement. Such Stock Units will be vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognizes the related compensation expense over the three-year vesting period. In 1999, the Company recognized $455,000 of compensation expense related to Mr. Heiner's Stock Units. At December 31, 1999, the fair market value of a share of Class C Common Stock for purposes of the Deferred Stock Plan was $2,421.29.

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

            A. PENSION PLAN TABLE: ANNUAL BENEFITS PAYABLE AT AGE 65

                                                      YEARS OF SERVICE
               ----------------------------------------------------------------------------------------------
REMUNERATION      5        10         15         20         25         30         35         40         45
------------   -------   -------   --------   --------   --------   --------   --------   --------   --------
  $100,000     $ 6,322   $12,644   $ 18,966   $ 25,288   $ 31,610   $ 37,932   $ 45,081   $ 52,229   $ 59,378
   200,000      13,471    26,941     40,412     53,882     67,353     80,823     95,120    109,417    123,714
   300,000      20,619    41,238     61,857     82,476    103,095    123,714    145,160    166,606    188,051
   400,000      27,768    55,535     83,303    111,070    138,838    166,606    195,200    223,794    252,388
   500,000      34,916    69,832    104,748    139,665    174,581    209,497    245,239    280,982    316,725

            B. PENSION PLAN TABLE: ANNUAL BENEFITS PAYABLE AT AGE 65

                                               YEARS OF SERVICE AS AN OFFICER
               ----------------------------------------------------------------------------------------------
REMUNERATION      5        10         15         20         25         30         35         40         45
------------   -------   -------   --------   --------   --------   --------   --------   --------   --------
  $300,000     $     0   $14,297   $ 21,446   $ 28,594   $ 35,743   $ 42,891   $ 50,040   $ 57,188   $ 64,337
   400,000           0    19,063     28,594     38,125     47,657     57,188     66,720     76,251     85,782
   500,000           0    23,828     35,743     47,657     59,571     71,485     83,399     95,314    107,228
   600,000           0    28,594     42,891     57,188     71,485     85,782    100,079    114,376    128,673
   700,000           0    33,360     50,040     66,720     83,399    100,079    116,759    133,439    150,119
   800,000           0    38,125     57,188     76,251     95,314    114,376    133,439    152,502    171,565
   900,000           0    42,891     64,337     85,782    107,228    128,673    150,119    171,565    193,010

     The benefits listed in the tables are not subject to any deduction for Social Security. The benefits listed in Table A are computed on the basis of the average salary of the employee (excluding bonuses) for the three consecutive full calendar years out of the last 10 years prior to retirement that provide the highest average. The benefits listed in Table B are computed on the basis of the average salary of the employee (including bonuses) for the three consecutive full calendar years out of the last 10 years prior to retirement that provide the highest average. The total benefit is the sum of Table A and Table B.

     Supplemental Pension Plans A and B are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by Employee Retirement Income Saving Act (ERISA), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company's former Management Committee and Supplemental Pension Plan B covers all the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation. Executives must have spent at least ten years as either an elected salaried corporate officer or a member of the former Management Committee of the Company which includes all of the named executive officers to be eligible. Eligibility for supplemental plans is conditioned upon participants' compliance with a non-competition agreement.

     The compensation used for pension formula purposes is annual base pay alone for the qualified Retirement Plan (subject to IRS limits, currently at $160,000 per year) and both base pay and annual bonus (without regard to any limits) for the nonqualified Supplemental Plans. The base salaries and bonuses of each of the named executive officers for 1999 are set forth in the Summary Compensation Table.

     The respective years of credited service for the Named Executive Officers as of December 31, 1999 are: Donald M. Werner, 41; Dennis G. Heiner, 6 months; Robert P. Tamburrino, 1; Michael E. Werner, 11; and Eric J. Werner, 11.

COMMITTEES OF THE BOARD OF DIRECTORS;
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The full Board of Directors of Werner determines the compensation for management of Werner. Dennis G. Heiner and Donald M. Werner are members of the Board of Directors of Werner. The compensation for the Named Executive Officers is determined under each such officer's employment agreement.

     None of the executive officers of the Company served on the Board of Directors or on the compensation committee of any other entity, the officers of which served on any of the Boards of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

     All of the outstanding voting stock of Holding (DE) is owned by Holding
(PA). The following table sets forth certain information regarding the beneficial ownership of the capital stock of Holding (PA).

     The Class A Stock, Class B Stock and Class D Common Stock are the only classes of Holding (PA)'s capital stock that have the power to vote. The Class A Stock and Class B Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share.

     The table sets forth for such periods (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is expected to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

     Investcorp and the Investors beneficially own approximately 67% of the outstanding voting stock of Holding (PA) and the pre-Recapitalization existing shareholders, including certain members of management, now own approximately 33% of the outstanding voting stock of Holding (PA). In addition, the Investors own 3,952 shares of Class C Common Stock and 45,000 shares of Class E Common Stock. See "Certain Relationships and Related Transactions -- Agreements with Certain Shareholders."

                                                                 NUMBER          %
                                                              OF SHARES(1)    OF CLASS
                                                              ------------    --------
CLASS A VOTING STOCK
Noel Berk-Rauch.............................................        142          7.2
Aleena R. Shapiro(2)........................................        110          5.6
Howard L. Solot(3)..........................................        277         14.1
Donald M. Werner............................................        388         19.7
Richard L. Werner(4)........................................        331         16.9
Ronald E. Werner(5).........................................        240         12.2
All directors and executive officers as a group, including
  certain of the above named persons........................        800         40.7

                                                                 NUMBER          %
                                                              OF SHARES(1)    OF CLASS
                                                              ------------    --------
CLASS B VOTING STOCK
Howard L. Solot(6)..........................................      1,083          4.9
Bruce D. Werner Trust(7)....................................      1,399          6.4
Craig R. Werner Trust(8)....................................      1,508          6.9
Michael E. Werner Revocable Trust(9)........................      1,496          6.8
Donald M. Werner(10)........................................        769          3.5
Eric J. Werner(11)..........................................      1,384          6.3
Ronald E. Werner(12)........................................      1,746          8.0
All directors and executive officers as a group, including
  certain of the above named persons........................      4,732         21.6
CLASS D VOTING STOCK
INVESTCORP S.A.(13)(14).....................................      1,000        100.0
SIPCO Limited(15)...........................................      1,000        100.0
CIP Limited(16)(17).........................................        920         92.0
Ballet Limited(16)(17)......................................         92          9.2
Denary Limited(16)(17)......................................         92          9.2
Gleam Limited(16)(17).......................................         92          9.2
Highlands Limited(16)(17)...................................         92          9.2
Noble Limited(16)(17).......................................         92          9.2
Outrigger Limited(16)(17)...................................         92          9.2
Quill Limited(16)(17).......................................         92          9.2
Radial Limited(16)(17)......................................         92          9.2
Shoreline Limited(16)(17)...................................         92          9.2
Zinnia Limited(16)(17)......................................         92          9.2
INVESTCORP Investment Equity Limited(14)....................         80          8.0

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

 (2) Ms. Shapiro does not directly own any stock in Holding (PA). The number of shares shown as owned are held in the name of Rauch Trust of which Aleena
     R. Shapiro is Trustee. Ms. Shapiro disclaims the beneficial ownership of such shares.

 (3) Includes 36.47 shares of Class A Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

 (4) Includes 331.05 shares of Class A Stock held in the name of Richmond Drive Enterprises, L.P., a limited partnership, the general partners of which are Mr. Werner and Lois S. Werner. Lois S. Werner is the spouse of Mr. Werner.

 (5) Includes 238.85 shares of Class A Stock held in the name of the Florence J. Werner Irrevocable Trust of which Ronald E. Werner is the trustee. Mr. Werner disclaims the beneficial ownership of such shares.

 (6) Includes 826 shares of Class B Stock held in the name of Alligator Partners, L.P., a limited partnership, the general partners of which are Mr. Solot and Janet F. Solot, and 212.17 shares of Class B Stock held in the name of Mr. Solot's spouse, Janet F. Solot.

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

(13) Investcorp does not directly own any stock in Holding (PA). The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (14) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see
     (17) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Holding (PA) voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

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

(16) CIP Limited ("CIP") owns no stock in Holding (PA). CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (17) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holding (PA) held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holding (PA)'s voting stock.

(17) Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

  Right of First Offer; Tag-Along Rights

     Pursuant to the Restated Articles, prior to an initial public offering of the capital stock of Holding (PA), any holder of Class A Stock or Class B Stock that intends to sell any shares of such stock will be required to furnish notice to Holding (PA) of such holder's intent to sell such shares. Following the receipt of such notice, Holding (PA) will have the option to purchase such stock on the same terms as the proposed sale. In addition, if any holder of Class D Common Stock proposes to transfer shares of such stock, holders of the other classes of Holding (PA) capital stock will have certain tag-along rights with respect thereto. Any shares for which any holders elect to exercise such tag-along rights but whose shares are not sold in connection therewith will have such shares redeemed by Holding (PA), to the extent it is legally permitted to do so.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH CERTAIN SHAREHOLDERS

  Consulting and Financial Services Agreements

     In connection with the Recapitalization the Company entered into an agreement for management advisory and consulting services for a five-year term with Investcorp International, Inc. ("III"), pursuant to which the Company prepaid III $5.0 million upon closing.

     On January 1, 2000, in connection with Donald M. Werner's retirement, the Company entered into a consulting agreement with Mr. Werner. Pursuant to this consulting agreement, Mr. Werner will provide certain consulting services to the Company for a period of one year in exchange for payment at a rate of $150,000 per year. The consulting agreement is automatically renewed for successive one-year periods unless either party provides written notice thirty (30) days prior to the expiration of the current term.

  Shareholder Rights Agreement

     On the Recapitalization Closing Date, Holding (PA) executed the Shareholder Rights Agreement with each of the Management Shareholders and each holder of Class D Common Stock ("Class D Investors"). The Shareholder Rights Agreement contains the following provisions: (i) the right, following an initial public offering of Holding (PA)'s capital stock, in favor of the Class D Investors to require the Management Shareholders to sell their remaining equity interests in Holding (PA) if the Class D Investors decide to sell as a group 85% or more of their remaining equity interests in the Company and the Class D Investors hold at that time (prior to giving effect to the proposed sale) more than 80% of the shares of Class D Common Stock purchased by the Investors in the Recapitalization, (ii) the right in favor of all holders of Holding (PA)'s capital stock, during the period beginning immediately after the Closing Date and continuing until, but ending prior to, an initial public offering, to participate on a pro rata basis in equity financings by the Company (other than issuances of equity securities in connection with stock incentive or compensation plans approved by Holding (PA)'s Board of Directors or in connection with business acquisitions by Holding (PA)) if the securities to be issued by the Company are not being issued at fair market value as determined in good faith by Holding (PA)'s Board of Directors, (iii) certain demand and piggy-back registration rights in favor of the Class D Investors and certain piggy-back registration rights in favor of all other shareholders of Holding
(PA), (iv) the obligation of the Management Shareholders to enter into certain customary "lock-up" agreements with underwriters in future public offerings, and
(v) an agreement by the Class D Investors and the Management Shareholders to vote their respective shares such that (a) at least a majority of Holding (PA)'s Board will consist of persons designated by the Class D Investors, (b) the Chief Executive Officer of Holding (PA) shall be a director and (c) the Management Shareholders shall be entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors (rounded to the nearest whole number) minus one.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

         The financial statements set forth in the Index are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K:

         None.

     (c) Exhibits:

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
  2       Amended and Restated Recapitalization Agreement, dated as of
          October 27, 1997, by and among Holding (PA) and certain
          investors organized by Investcorp S.A. (filed as Exhibit 2 to Holding (DE)'s Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.1     Certificate of Incorporation of Werner Holding Co. (DE),
          Inc. (filed as Exhibit 3.1 to Holding (DE)'s Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
  3.2     By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit
          3.2 to Registrant's Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.2.1   Certificate of Ownership and Merger of Werner Holding Co.
          (DE), Inc. regarding merger of Werner Financial Inc. with
          and into Werner Holding Co. (DE), Inc. (filed as Exhibit
          3.2.1 to Holding (DE)'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1998 and incorporated herein by reference).
  3.3     Amended and Restated Articles of Incorporation of Werner
          Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Holding
          (DE)'s Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
  3.4     Amended and Restated By-laws of Werner Holding Co. (PA),
          Inc. (filed as Exhibit 3.1 to Holding (DE)'s Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
  3.5     Articles of Incorporation of Werner Co. (filed as Exhibit
          3.5 to Holding (DE)'s Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
  3.5.1   Articles of Merger of Werner Co. regarding merger of R.D.
          Arizona Ladder Corp. with and into Werner Co. (filed as
          Exhibit 3.5.1 to Holding (DE)'s Annual Report on Form 10-K
          for the fiscal year ended December 31, 1998 and incorporated herein by reference).
  3.5.2   Articles of Merger of Werner Co. regarding merger of Phoenix
          Management Services, Inc., Werner Management Co., Florida
          Ladder Company, Kentucky Ladder Company and Gold Medal
          Ladder Company with and into Werner Co. (filed as Exhibit
          3.5.2 to Holding (DE)'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1998 and incorporated herein by reference).
  3.5.3   Articles of Merger of Werner Co. regarding merger of Olympus
          Properties, Inc. with and into Werner Co. (filed as Exhibit
          3.5.3 to Holding (DE)'s Annual Report on Form 10-K for the
          fiscal year ended December 31, 1998 and incorporated herein by reference).
  3.6     By-laws of Werner Co. (filed as Exhibit 3.6 to Holding
          (DE)'s Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
  3.7     Certificate of Incorporation of WIP Technologies, Inc.
          (filed as Exhibit 3.19 to Holding (DE)'s Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
  3.8     By-laws of WIP Technologies, Inc. (filed as Exhibit 3.20 to
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
  3.9     Certificate of Incorporation of Werner Funding Corporation
          (filed as Exhibit 3.9 to Holding (DE)'s Annual Report on
          Form 10-K for the fiscal year ended December 31, 1998 and
          incorporated herein by reference).
  3.10    By-laws of Werner Funding Corporation (filed as Exhibit 3.10 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by
          reference).
  3.11    Amendment to By-laws of WIP Technologies, Inc.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
  4.1     Indenture between the Company and IBJ Schroder Bank & Trust
          Company, as Trustee, dated as of November 24, 1997 (filed as
          Exhibit 4.1 to Holding (DE)'s Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
  4.2     Form of Note (included as Exhibit B to Exhibit 4.1 in
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
  4.3     Registration Rights Agreement among the Company, Chase
          Securities Inc., Donaldson, Lufkin & Jenrette Securities
          Corporation and Goldman, Sachs & Co. dated November 24, 1997
          (filed as Exhibit 1.2 in Holding (DE)'s Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
  4.4     Form of Letter of Transmittal (filed as Exhibit 1.3 in
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.1     Form of Employee Protection Agreements between Holding (PA)
          and certain employees (filed as Exhibit 10.1 to Holding
          (DE)'s Amendment No. 1 to Form S-4 Registration Statement
          No. 333-46607 and incorporated herein by reference).
 10.2     Shareholder Agreement, dated as of November 24, 1997, by and among Holding (PA), Investcorp Investment Equity Limited,
          certain other holders of shares of Class D Common Stock of
          Holding (PA) and the other individuals listed on the
          signature pages thereto (filed as Exhibit 10.2 to Holding
          (DE)'s Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.3     Form of Employment Agreement, dated as of November 24, 1997, between Werner Management Co. and certain named executive
          officers (filed as Exhibit 10.3 to Holding (DE)'s Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.4     Management Stock Incentive Plan, established by Werner
          Holding Co. (PA), Inc. as of November 24, 1997 (filed as
          Exhibit 10.4 to Holding (DE)'s Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.5     Form of Stock Option Agreements pursuant to Stock Incentive
          Plan between Werner Holding Co. (PA), Inc. and certain
          employees (filed as Exhibit 10.5 to Holding (DE)'s Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.6     Trust Indenture, dated as of September 1, 1990, between the
          County of Carroll, Kentucky and Dai-Ichi Kangyo Trust
          Company (filed as Exhibit 10.6 to Holding (DE)'s Amendment
          No. 1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.7     Variable Rate Demand Industrial Building Revenue Bonds
          issued by the County of Carroll, Kentucky (filed as Exhibit
          10.7 to Holding (DE)'s Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.8     Lease Agreement, dated as of September 1, 1990, between
          County of Carroll, Kentucky and Kentucky Ladder Company
          (filed as Exhibit 10.8 to Holding (DE)'s Amendment No. 1 to
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.9     Employment Agreement between Werner Co. and Robert P.
          Tamburrino (filed as Exhibit 10.9 to Holding (DE)'s Annual
          Report on Form 10-K for the fiscal year ended December 31,
          1998 and incorporated herein by reference).
 10.10    Master Registration Rights Agreement, dated as of November
          24, 1997, by Werner Holding Co. (PA), Inc. for the benefit of certain shareholders (filed as Exhibit 10.10 to Holding
          (DE)'s Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.11    Werner 1997 Stock Loan Plan (filed as Exhibit 10.11 to
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.12    Credit Agreement, dated as of November 24, 1997, among the
          Company, Bankers Trust Company, as Administrative Agent and
          Co-Arranger, Merrill Lynch Capital Corporation, as
          Syndication Agent and as Co-Arranger, The Chase Manhattan
          Bank, as Documentation Agent, and Goldman Sachs Credit
          Partners L.P., as Co-Agent (filed as Exhibit 10.12 to
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.13    Amended and Restated Pension Plan for Certain Hourly
          Bargaining Unit Employees of Werner Co.
 10.14    Amended and Restated Retirement Plan for Salaried Employees
          of Werner Holding Co. (DE), Inc.
 10.15    Supplemental Pension Plan A Applicable to Key Executives of
          Werner Holding Co. (DE), Inc., its Parent and Subsidiaries
          (filed as Exhibit 10.15 to Holding (DE)'s Amendment No. 1 to
          Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.16    Supplemental Pension Plan B Applicable to Elected Salaried
          Corporate Officers of Werner Holding Co. (DE), Inc., its
          Parent and Subsidiaries (filed as Exhibit 10.16 to Holding
          (DE)'s Amendment No. 1 to Form S-4 Registration Statement
          No. 333-46607 and incorporated herein by reference).
 10.17    Amendment to the Supplemental Pension Plan B Applicable to
          Elected Salaried Corporate Officers of Werner Holding Co.
          (DE), Inc., its Parent and Subsidiaries (filed as Exhibit
          10.17 to Holding (DE)'s Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.18    Werner Holding Co. (DE), Inc. Employee Savings Plan (filed as Exhibit 10.18 to Holding (DE)'s Amendment No. 1 to Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.19    Form of Management Stock Purchase Agreement between Stepup
          Limited, Werner Holding Co. (PA), Inc. and certain
          individuals (filed as Exhibit 10.19 to Holding (DE)'s Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.20    Form of Loan and Pledge Agreement of Werner Holding Co.
          (PA), Inc. (filed as Exhibit 10.20 to Holding (DE)'s Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.21    Agreement for Management Advisory, Strategic Planning and
          Consulting Services between the Company and Investcorp
          International, Inc. (filed as Exhibit 10.21 to Holding
          (DE)'s Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.22    Financing Advisory Agreement between the Company and
          Investcorp International Inc. (filed as Exhibit 10.22 to
          Holding (DE)'s Form S-4 Registration Statement No. 333-46607
          and incorporated herein by reference).
 10.23    Stand-By Commitment Letter of Invifin S.A. (filed as Exhibit
          10.23 to Holding (DE)'s Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
 10.24    Reinsurance Agreement, dated March 31, 1998, among
          Manufacturer's Indemnity and Insurance Company of America
          and National Union Fire Insurance Company of Pittsburgh, PA.
          (filed as Exhibit No. 10.24 to Holding (DE)'s Amendment No.
          1 to Form S-4 Registration Statement No. 333-46607 and
          incorporated herein by reference).
 10.25    Agreement, dated March 31, 1998, among National Union Fire
          Insurance Company of Pittsburgh, PA, Manufacturer's
          Indemnity and Insurance Company of America and the
          Reinsurers named therein (filed as Exhibit No. 10.25 to
          Holding (DE)'s Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.26    Assumption Agreement, dated March 31, 1998, among National
          Union Fire Insurance Company of Pittsburgh, PA,
          Manufacturer's Indemnity and Insurance Company of America
          and Werner Holding Co. (PA), Inc. (filed as Exhibit No.
          10.26 to Holding (DE)'s Amendment No. 1 to Form S-4
          Registration Statement No. 333-46607 and incorporated herein by reference).
 10.27    Novation and Assumption Agreement, dated March 31, 1998,
          among Insurance Company of North America, National Union
          Fire Insurance Company of Pittsburgh, PA and Werner Holding
          Co. (PA), Inc. (filed as Exhibit No. 10.27 to Holding (DE)'s
          Amendment No. 1 to Form S-4 Registration Statement No.
          333-46607 and incorporated herein by reference).
 10.28    Commutation Agreement, dated March 31, 1998, between
          Insurance Company of North America, Pacific Employers
          Insurance Company and CIGNA Insurance Company of Illinois,
          and Manufacturer's Indemnity and Insurance Company (filed as
          Exhibit No. 10.28 to Holding (DE)'s Amendment No. 1 to Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.29    Indemnity Agreement, dated March 31, 1998, between National
          Union Fire Insurance Company of Pittsburgh, PA and Werner
          Holding Co. (PA), Inc. (filed as Exhibit No. 10.29 to
          Holding (DE)'s Amendment No. 1 to Form S-4 Registration
          Statement No. 333-46607 and incorporated herein by
          reference).
 10.30    Novation Agreement, dated March 31, 1998, among The
          Travelers Indemnity Company of Hartford, Connecticut,
          certain of its subsidiaries and affiliates, Werner Holding
          Co. (PA), Inc. and certain of its subsidiaries, and National
          Union Fire Insurance Company of Pittsburgh, PA. (filed as
          Exhibit No. 10.30 to Holding (DE)'s Amendment No. 1 to Form
          S-4 Registration Statement No. 333-46607 and incorporated
          herein by reference).
 10.31    Receivables Purchase Agreement dated as of May 29, 1998
          among Werner Funding Corporation, Werner Co., Market Street
          Funding Corporation and PNC Bank, National Association
          (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1998 and
          incorporated herein by reference).
 10.32    Purchase and Sale Agreement dated as of May 29, 1998 between
          Werner Funding Corporation and Werner Co. (filed as Exhibit
          10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the
          quarter ended June 30, 1998 and incorporated herein by
          reference).
 10.33    Third Amendment to the Werner Holding Co. (DE), Inc.
          Employee Savings Plan (filed as Exhibit 10.1 to Holding
          (DE)'s Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1998 and incorporated herein by reference).
 10.34    Amendment No. 1 to Stock Loan Plan (filed as Exhibit 10.1 to
          Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
 10.35    Second Amendment to the Supplemental Pension Plan B
          Applicable to Elected Salaried Corporate Officers of Werner
          Holding Co. (DE), Inc., its Parent and its Subsidiaries
          (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1999 and
          incorporated herein by reference).
 10.36    Premium Conversion Plan of Werner Holding Co. (DE), Inc.
          (filed as Exhibit 10.36 to Holding (DE)'s Annual Report on
          Form 10-K for the fiscal year ended December 31, 1998 and
          incorporated herein by reference).
 10.37    Employment Agreement dated as of May 26, 1999, between
          Werner Co. and Dennis G. Heiner (filed as Exhibit 10.2 to
          Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
-------                     -----------------------
 10.38    Fourth Amendment to Werner Holding Co. (DE), Inc. Employee
          Savings Plan (filed as Exhibit 10.1 to Holding (DE)'s
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999 and incorporated herein by reference).
 10.39    Form of Amendment No. 1 to Employment Agreement, dated as of
          January 1, 1999, by and between Werner Co., successor by
          merger to Werner Management Co. and certain named executive officers.
 10.40    Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock
          Incentive Plan.
 10.41    Werner Co. Deferred Stock Plan.
 10.42    Management Stock Purchase Agreement between Investcorp
          Werner Holdings, L.P., Werner Holding Co. (PA), Inc. and
          Dennis G. Heiner dated December 30, 1999.
 10.43    Stock Option Agreement between Werner Holding Co. (PA), Inc.
          and Dennis G. Heiner dated December 30, 1999.
 10.44    Amendment No. 2 to Werner Holding Co. (PA), Inc. Stock
          Incentive Plan.
 16       Letter from Ernst & Young LLP regarding change in
          independent accountant (filed as Exhibit 1 to Holding (DE)'s
          Current Report on Form 8-K on September 7, 1999 and
          incorporated herein by reference).
 18       Letter from Independent Auditors Regarding Preferability of
          Accounting Principle Changes (filed as Exhibit 18.1 to
          Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
 21       Subsidiaries of the Company (filed as Exhibit 21 to Holding
          (DE)'s Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998 and incorporated herein by reference).
 27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                          WERNER HOLDING CO. (PA), INC.

                                          By: /s/ DENNIS G. HEINER
                                            ------------------------------------
                                            Dennis G. Heiner
                                            President

                                          WERNER HOLDING CO. (DE), INC.

                                          By: /s/ DENNIS G. HEINER
                                            ------------------------------------
                                            Dennis G. Heiner
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on March 30, 2000.


                /s/ DONALD M. WERNER                        Chairman of the Board of Directors of Co-registrants
-----------------------------------------------------
                  Donald M. Werner

                /s/ DENNIS G. HEINER                        Chief Executive Officer and President of Holding (PA)
-----------------------------------------------------       and Holding (DE) (Principal Executive Officer of
                  Dennis G. Heiner                          Co-registrants), Director

              /s/ ROBERT P. TAMBURRINO                      Vice President, Chief Financial Officer and Treasurer
-----------------------------------------------------       (Principal Financial Officer and Principal Accounting
                Robert P. Tamburrino                        Officer of Co-registrants)

                 /s/ HOWARD L. SOLOT                        Director
-----------------------------------------------------
                   Howard L. Solot

                  /s/ JAMES O. EGAN                         Director
-----------------------------------------------------
                    James O. Egan

               /s/ CHARLES K. MARQUIS                       Director
-----------------------------------------------------
                 Charles K. Marquis

              /s/ CHARLES J. PHILIPPIN                      Director
-----------------------------------------------------
                Charles J. Philippin

             /s/ CHRISTOPHER J. STADLER                     Director
-----------------------------------------------------
               Christopher J. Stadler

               /s/ THOMAS J. SULLIVAN                       Director
-----------------------------------------------------
                 Thomas J. Sullivan