Form 10-Q
period 2000-03-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2000-05-11
CIK 1056112, 1056121

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended March 31, 2000

                        COMMISSION FILE NO. 333-46607-12

                         WERNER HOLDING CO. (PA), INC.
           (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)

        PENNSYLVANIA                   25-0906875
(STATE OR OTHER JURISDICTION  (IRS EMPLOYER IDENTIFICATION
     OF INCORPORATION OR                  NO.)
        ORGANIZATION)

        93 WERNER RD.                     16125
  GREENVILLE, PENNSYLVANIA             (ZIP CODE)
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

                                 (724) 588-2550
             (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                         COMMISSION FILE NO. 333-46607

                         WERNER HOLDING CO. (DE), INC.
           (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                     25-1581345
(STATE OR OTHER JURISDICTION  (IRS EMPLOYER IDENTIFICATION
     OF INCORPORATION OR                  NO.)
        ORGANIZATION)

   1105 NORTH MARKET ST.,                 19899
         SUITE 1300                    (ZIP CODE)
    WILMINGTON, DELAWARE
    (ADDRESS OF PRINCIPAL
     EXECUTIVE OFFICES)

                                 (302) 478-5723
             (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

     Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of March 31, 2000:

        Werner Holding Co. (PA), Inc.     1,879.5454 shares of Class A Common
                                          Stock
                               21,774.9346 shares of Class B Common Stock
                               5,553.7790 shares of Class C Common Stock
                               1,000 shares of Class D Common Stock
                               45,000 shares of Class E Common Stock

        Werner Holding Co. (DE), Inc.     1,000 shares of Common Stock

                                     INDEX

                         WERNER HOLDING CO. (PA), INC.

                         WERNER HOLDING CO. (DE), INC.

                                   FORM 10-Q
                          PERIOD ENDED MARCH 31, 2000

PART I       FINANCIAL INFORMATION
Item 1.      Financial Statements of Werner Holding Co. (PA), Inc. and
               Subsidiaries (Unaudited)
             Condensed Consolidated Balance Sheets -- March 31, 2000 and
               December 31, 1999.........................................    1
             Condensed Consolidated Statements of Operations -- Three
               Months Ended March 31, 2000 and 1999......................    2
             Condensed Consolidated Statements of Changes in
               Shareholders' Equity (Deficit) -- Three Months Ended March
               31, 2000 and 1999.........................................    3
             Condensed Consolidated Statements of Cash Flows -- Three
               Months Ended March 31, 2000 and 1999......................    5
             Notes to Condensed Consolidated Financial Statements........    6
Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations of Werner Holding Co. (PA), Inc.
               and Subsidiaries..........................................   13
Item 3.      Quantitative and Qualitative Disclosures about Market
               Risk......................................................   15

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings...........................................   15
Item 6.      Exhibits and Reports on Form 8-K............................   16
SIGNATURES...............................................................   17

     The financial statements included herein are that of Werner Holding Co.
(PA), Inc. ("Holding (PA)"). The Co-registrants are Holding (PA) and Werner Holding Co. (DE), Inc. (the "Issuer"), which is a wholly-owned subsidiary of Holding (PA). Holding (PA) has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the "Company" or "Werner" means, collectively, Holding (PA), the Issuer and all of their consolidated subsidiaries.

                        PART I -- FINANCIAL INFORMATION

                                    ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1 ,065      $     866
  Undivided interest in accounts receivable.................      64,798         68,393
  Allowance for doubtful accounts...........................      (2,200)        (1,900)
  Refundable income taxes...................................          --            697
  Inventories...............................................      72,991         58,348
  Deferred income taxes.....................................       2,190          2,420
  Other.....................................................       2,818          1,907
                                                               ---------      ---------
       Total current assets.................................     141,662        130,731
Property, plant and equipment, net..........................      89,415         83,507
Other assets:
  Deferred income taxes.....................................      12,458         10,972
  Deferred financing fees, net..............................      10,902         11,474
  Other.....................................................      18,726         18,756
                                                               ---------      ---------
                                                                  42,086         41,202
                                                               ---------      ---------
       TOTAL ASSETS.........................................   $ 273,163      $ 255,440
                                                               =========      =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  41,212      $  31,065
  Accrued liabilities.......................................      34,774         36,679
  Income taxes payable......................................       3,670             --
  Current maturities of long-term debt......................       1,450          1,450
                                                               ---------      ---------
       Total current liabilities............................      81,106         69,194
Long-term obligations:
  Long-term debt............................................     277,163        277,434
  Reserve for product liability and workers' compensation
     claims.................................................      32,407         29,247
  Other long-term obligations...............................      24,781         23,441
                                                               ---------      ---------
       Total liabilities....................................     415,457        399,316
Shareholders' deficit:
  Common stock..............................................           1              1
  Additional paid-in-capital................................     200,958        198,786
  Accumulated deficit.......................................    (340,684)      (341,718)
  Accumulated other non-owner changes in equity.............        (260)          (260)
  Notes receivable arising from stock loan plan.............      (2,309)          (685)
                                                               ---------      ---------
       Total shareholders' deficit..........................    (142,294)      (143,876)
                                                               ---------      ---------
       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT..........   $ 273,163      $ 255,440
                                                               =========      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Net sales...................................................  $129,022    $105,459
Cost of sales...............................................    96,841      75,148
                                                              --------    --------
Gross profit................................................    32,181      30,311
General and administrative expenses.........................     7,692       7,772
Selling and distribution expenses...........................    15,076      13,779
                                                              --------    --------
Operating profit............................................     9,413       8,760
Other income (expense), net.................................       290         (51)
                                                              --------    --------
Income before interest and taxes............................     9,703       8,709
Interest expense............................................     6,945       6,732
                                                              --------    --------
Income before income taxes..................................     2,758       1,977
Income tax..................................................     1,113         826
                                                              --------    --------
NET INCOME..................................................  $  1,645    $  1,151
                                                              ========    ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                           ACCUMULATED
                                                                              OTHER
                                                ADDITIONAL                  NON-OWNER                   TOTAL
                                       COMMON    PAID-IN     ACCUMULATED     EQUITY                 SHAREHOLDERS'
                                       STOCK     CAPITAL       DEFICIT       CHANGES      OTHER    EQUITY (DEFICIT)
                                       ------   ----------   -----------   -----------   -------   ----------------
Balance at January 1, 2000...........    $1      $198,786     $(341,718)      $(260)     $  (685)     $(143,876)
Non-owner equity changes:
  Net income.........................                             1,645                                   1,645
                                                                                                      ---------
    Total non-owner equity changes...                                                                     1,645
Notes receivable arising from stock
  loan plan, net.....................                                                     (1,624)        (1,624)
Repurchase of common stock...........                              (611)                                   (611)
Issuance of common stock.............               2,172                                                 2,172
                                         --      --------     ---------       -----      -------      ---------
Balance at March 31, 2000............    $1      $200,958     $(340,684)      $(260)     $(2,309)     $(142,294)
                                         ==      ========     =========       =====      =======      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                             ACCUMULATED
                                                                                OTHER
                                                  ADDITIONAL                  NON-OWNER                 TOTAL
                                         COMMON    PAID-IN     ACCUMULATED     EQUITY               SHAREHOLDERS'
                                         STOCK     CAPITAL       DEFICIT       CHANGES     OTHER   EQUITY (DEFICIT)
                                         ------   ----------   -----------   -----------   -----   ----------------
Balance at January 1, 1999.............  $   1     $198,847     $(351,607)     $(1,638)    $  --      $(154,397)
Non-owner equity changes:
  Net income...........................                             1,151                                 1,151
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of $19)...                                             35                       35
    Less: reclassification adjustment
      for gains realized included in
      net income (net of tax)..........                                            (18)                     (18)
                                                                                                      ---------
      Total non-owner equity changes...                                                                   1,168
Notes receivable arising from stock
  loan plan............................                                                     (580)          (580)
                                         ------    --------     ---------      -------     -----      ---------
Balance at March 31, 1999..............  $   1     $198,847     $(350,456)     $(1,621)    $(580)     $(153,809)
                                         ======    ========     =========      =======     =====      =========
Non-owner equity changes:
  Net income...........................                             4,508                                 4,508
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of $27)...                                             49                       49
    Less: reclassification adjustment
      for gains realized included in
      net income (net of tax)..........                                            (26)                     (26)
                                                                                                      ---------
      Total non-owner equity changes...                                                                   4,531
Notes receivable arising from stock
  loan plan............................                                                      (80)           (80)
Repurchase of common stock.............                            (1,429)                               (1,429)
                                         ------    --------     ---------      -------     -----      ---------
Balance at June 30, 1999...............  $   1     $198,847     $(347,377)     $(1,598)    $(660)     $(150,787)
                                         ======    ========     =========      =======     =====      =========
Non-owner equity changes:
  Net income...........................                             3,874                                 3,874
                                                                                                      ---------
      Total non-owner equity changes...                                                                   3,874
Notes receivable arising from stock
  loan plan............................                                                       30             30
Repurchase of common stock.............                 (61)                                                (61)
                                         ------    --------     ---------      -------     -----      ---------
Balance at September 30, 1999..........  $   1     $198,786     $(343,503)     $(1,598)    $(630)     $(146,944)
                                         ======    ========     =========      =======     =====      =========
Non-owner equity changes:
  Net income...........................                             1,785                                 1,785
  Other non-owner equity changes:
    Adjustment to minimum pension
      liability........................                                          1,338                    1,338
                                                                                                      ---------
      Total non-owner equity changes...                                                                   3,123
Notes receivable arising from stock
  loan plan............................                                                      (55)           (55)
                                         ------    --------     ---------      -------     -----      ---------
Balance at December 31, 1999...........  $   1     $198,786     $(341,718)     $  (260)    $(685)     $(143,876)
                                         ======    ========     =========      =======     =====      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net income..................................................  $  1,645    $  1,151
Reconciliation of net income to net cash provided by (used
  in) operating activities:
  Depreciation..............................................     2,066       2,018
  Amortization of deferred financing fees and original issue
     discount...............................................       664         660
  Amortization of recapitalization and other deferred
     costs..................................................       853       1,158
  Provision for losses on accounts receivable...............       300          50
  Provision for product liability and workers' compensation
     claims.................................................     3,826       4,157
  Payment of product liability and workers' compensation
     claims.................................................      (666)       (406)
  Deferred income taxes.....................................    (1,256)     (1,560)
  Changes in operating assets and liabilities:
     Undivided interest in accounts receivable..............     3,595      (3,425)
     Refundable income taxes................................       697         490
     Inventories............................................   (14,643)    (15,504)
     Accounts payable.......................................     3,429       4,993
     Accrued liabilities....................................    (1,382)      3,430
     Income taxes payable...................................     3,670       1,475
     Other, net.............................................      (827)         26
                                                              --------    --------
Net cash provided by (used in) operating activities.........     1,971      (1,287)
INVESTING ACTIVITIES
Capital expenditures........................................    (7,944)     (4,701)
Other, net..................................................      (121)        103
                                                              --------    --------
Net cash used in investing activities.......................    (8,065)     (4,598)
FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan...        --        (580)
Repayment of notes receivable arising from stock loan
  plan......................................................        56          --
Repurchase of common stock..................................      (611)         --
Issuance of common stock....................................       492          --
Increase in cash overdrafts.................................     6,718          --
Repayments of long-term debt................................      (362)       (362)
                                                              --------    --------
Net cash provided by (used in) financing activities.........     6,293        (942)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........       199      (6,827)
Cash and cash equivalents at beginning of period............       866       9,387
                                                              --------    --------
Cash and Cash Equivalents at End of Period..................  $  1,065    $  2,560
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for notes receivable
  arising from stock loan plan..............................  $  1,680    $     --
                                                              ========    ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION AND RECAPITALIZATION

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain amounts for 1999 have been reclassified to conform to the 2000 interim period presentation.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

B. INVENTORIES

     Components of inventories are as follows:

                                                             MARCH 31,    DECEMBER 31,
                                                               2000           1999
                                                             ---------    ------------
Finished products..........................................   $40,163       $30,470
Work-in-process............................................    15,459        15,267
Raw materials and supplies.................................    27,054        22,296
                                                              -------       -------
                                                               82,676        68,033
Less excess of cost over LIFO stated values................     9,685         9,685
                                                              -------       -------
NET INVENTORIES............................................   $72,991       $58,348
                                                              =======       =======

C. COMMITMENTS AND CONTINGENCIES

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

D. SEGMENT INFORMATION

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three months ended March 31, 2000 and 1999 are as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ----------------------
                                                              2000          1999
                                                            --------      --------
Net Sales
Climbing Products.........................................  $103,481      $ 80,828
Extruded Products.........................................    25,541        24,631
                                                            --------      --------
                                                            $129,022      $105,459
                                                            ========      ========
Operating Profit (Loss)
Climbing Products.........................................  $  9,249      $  7,373
Extruded Products.........................................       703         3,303
Corporate & Other.........................................      (539)       (1,916)
                                                            --------      --------
                                                            $  9,413      $  8,760
                                                            ========      ========

Corporate & Other includes various corporate expenses and eliminations.

E. SALES OF ACCOUNTS RECEIVABLE

     The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement. As of March 31, 2000 and December 31, 1999, the Company had sold $91,798 and $88,393 of accounts receivable in exchange for $27,000 and $20,000 in cash and an undivided interest in the accounts receivable of $64,798 and $68,393, respectively. The ongoing cost associated with the receivables purchase agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net".

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

F. SUPPLEMENTAL GUARANTOR INFORMATION

     In connection with the Recapitalization in 1997, the Company refinanced substantially all of its outstanding debt through borrowings under the Senior Credit Facility and the Notes. The issuer of the refinanced debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Holding (PA) has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively referred to as the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

     Following is condensed consolidated information for Holding (PA) (the "Parent Company"), the Issuer, the Guarantor Subsidiaries, and Werner Funding Corporation (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

F. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                   SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                     -------------------------------------------------------------------------------
                                                               COMBINED        NON-
                                      PARENT                  GUARANTOR     GUARANTOR
                                      COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                      -------    ---------   ------------   ----------   ------------   ------------
MARCH 31, 2000
ASSETS
Current assets:
  Undivided interest in accounts
    receivable.....................                                          $64,798                     $  64,798
  Inventories, net.................                           $  72,991                                     72,991
  Other current assets.............  $      22   $     448        3,395            8                         3,873
                                     ---------   ---------    ---------      -------       --------      ---------
      Total current assets.........         22         448       76,386       64,806                       141,662
Property, plant and equipment,
  net..............................                      2       89,413                                     89,415
Investment in subsidiaries.........   (153,062)   (132,982)       6,289                    $279,755
Other assets.......................          5      11,053       30,928          100                        42,086
                                     ---------   ---------    ---------      -------       --------      ---------
      TOTAL ASSETS.................  $(153,035)  $(121,479)   $ 203,016      $64,906       $279,755      $ 273,163
                                     =========   =========    =========      =======       ========      =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities........  $    (214)  $  10,394    $  70,432      $   494                     $  81,106
  Intercompany payable
    (receivable)...................    (10,527)   (250,974)     203,378       58,123
                                     ---------   ---------    ---------      -------       --------      ---------
      Total current liabilities....    (10,741)   (240,580)     273,810       58,617                        81,106
Long-term debt.....................                272,163        5,000                                    277,163
Other long-term liabilities........                              57,188                                     57,188
      Total equity (deficit).......   (142,294)   (153,062)    (132,982)       6,289       $279,755       (142,294)
                                     ---------   ---------    ---------      -------       --------      ---------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT).................  $(153,035)  $(121,479)   $ 203,016      $64,906       $279,755      $ 273,163
                                     =========   =========    =========      =======       ========      =========
DECEMBER 31, 1999
ASSETS
Current assets:
  Undivided interest in accounts
    receivable.....................                                          $68,393                     $  68,393
  Inventories, net.................                           $  58,348                                     58,348
  Other current assets.............  $      37   $     473        3,468           12                         3,990
                                     ---------   ---------    ---------      -------       --------      ---------
      Total current assets.........         37         473       61,816       68,405                       130,731
Property, plant and equipment,
  net..............................                      2       83,505                                     83,507
Investment in subsidiaries.........   (154,535)   (135,033)       5,686                    $283,882
Other assets.......................          5      10,961       30,136          100                        41,202
                                     ---------   ---------    ---------      -------       --------      ---------
      TOTAL ASSETS.................  $(154,493)  $(123,597)   $ 181,143      $68,505       $283,882      $ 255,440
                                     =========   =========    =========      =======       ========      =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities........  $     421   $   9,034    $  59,577      $   162                     $  69,194
  Intercompany payable
    (receivable)...................    (11,038)   (250,530)     198,911       62,657
                                     ---------   ---------    ---------      -------       --------      ---------
      Total current liabilities....    (10,617)   (241,496)     258,488       62,819                        69,194
Long-term debt.....................                272,434        5,000                                    277,434
Other long-term liabilities........                              52,688                                     52,688
      Total equity (deficit).......   (143,876)   (154,535)    (135,033)       5,686       $283,882       (143,876)
                                     ---------   ---------    ---------      -------       --------      ---------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT).................  $(154,493)  $(123,597)   $ 181,143      $68,505       $283,882      $ 255,440
                                     =========   =========    =========      =======       ========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

F. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                     --------------------------------------------------------------------------
                                                          COMBINED        NON-
                                     PARENT              GUARANTOR     GUARANTOR
                                     COMPANY   ISSUER   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                     -------   ------   ------------   ----------   ------------   ------------
FOR THE THREE MONTHS ENDED
  MARCH 31, 2000
  Net sales........................                       $129,022                                   $129,022
  Cost of sales....................                         96,841                                     96,841
                                     ------    ------     --------       ------       -------        --------
  Gross profit.....................                         32,181                                     32,181
  Selling, general and
     administrative expenses.......  $   11    $    5       22,752                                     22,768
                                     ------    ------     --------       ------       -------        --------
  Operating (loss) profit..........     (11)       (5)       9,429                                      9,413
  Other income (expense), net......   1,502     2,014         (598)      $1,496       $(4,124)            290
  Interest income (expense)........     255      (768)      (5,893)        (539)                       (6,945)
                                     ------    ------     --------       ------       -------        --------
  Income (loss) before income taxes
     (benefit).....................   1,746     1,241        2,938          957        (4,124)          2,758
  Income taxes (benefit)...........     101      (233)         891          354                         1,113
                                     ------    ------     --------       ------       -------        --------
       NET INCOME (LOSS)...........  $1,645    $1,474     $  2,047       $  603       $(4,124)       $  1,645
                                     ======    ======     ========       ======       =======        ========
FOR THE THREE MONTHS ENDED
  MARCH 31, 1999
  Net sales........................                       $105,459                                   $105,459
  Cost of sales....................                         75,148                                     75,148
                                     ------    ------     --------       ------       -------        --------
  Gross profit.....................                         30,311                                     30,311
  Selling, general and
     administrative expenses.......            $    3       21,548                                     21,551
                                     ------    ------     --------       ------       -------        --------
  Operating (loss) profit..........                (3)       8,763                                      8,760
  Other income (expense), net......  $  986     1,409       (1,289)      $  970       $(2,127)            (51)
  Interest income (expense)........     272      (556)      (5,087)      (1,361)                       (6,732)
                                     ------    ------     --------       ------       -------        --------
  Income (loss) before income taxes
     (benefit).....................   1,258       850        2,387         (391)       (2,127)          1,977
  Income taxes (benefit)...........     107      (129)         989         (141)                          826
                                     ------    ------     --------       ------       -------        --------
       NET INCOME (LOSS)...........  $1,151    $  979     $  1,398       $ (250)      $(2,127)       $  1,151
                                     ======    ======     ========       ======       =======        ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

F. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                                SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                               ----------------------------------------------------------------
                                                                       COMBINED         NON-
                                                PARENT                 GUARANTOR     GUARANTOR
                                               COMPANY     ISSUER    SUBSIDIARIES    SUBSIDIARY   CONSOLIDATED
                                               --------   --------   -------------   ----------   -------------
FOR THE THREE MONTHS ENDED
  MARCH 31, 2000
Net cash from operating activities...........   $(448)    $   806       $ 1,615         $ (2)        $ 1,971
Net cash from investing activities...........     511        (444)       (8,132)                      (8,065)
Net cash from financing activities...........     (63)       (362)        6,718                        6,293
                                                -----     -------       -------         ----         -------
Net increase (decrease) in cash and cash
  equivalents................................                               201           (2)            199
Cash and cash equivalents at beginning
  of period..................................                 417           442            7             866
                                                -----     -------       -------         ----         -------
Cash and cash equivalents at end of period...             $   417       $   643         $  5         $ 1,065
                                                =====     =======       =======         ====         =======

FOR THE THREE MONTHS ENDED
  MARCH 31, 1999
Net cash from operating activities...........   $ 273     $ 2,513       $(4,085)        $ 12         $(1,287)
Net cash from investing activities...........     306      (4,455)         (449)                      (4,598)
Net cash from financing activities...........    (580)       (362)                                      (942)
                                                -----     -------       -------         ----         -------
Net (decrease) increase in cash and cash
  equivalents................................      (1)     (2,304)       (4,534)          12          (6,827)
Cash and cash equivalents at beginning
  of period..................................       1       2,618         6,768                        9,387
                                                -----     -------       -------         ----         -------
Cash and cash equivalents at end of period...             $   314       $ 2,234         $ 12         $ 2,560
                                                =====     =======       =======         ====         =======

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document and the Company's most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

RESULTS OF OPERATIONS -- QUARTER ENDED MARCH 31, 2000 AS COMPARED TO QUARTER ENDED MARCH 31, 1999

     Net Sales. Net sales increased $23.5 million or 22.3% to $129.0 million for the quarter ended March 31, 2000 from $105.5 million for the quarter ended March 31, 1999. Net sales of climbing products increased $22.7 million or 28.0% to $103.5 million for the quarter ended March 31, 2000 from $80.8 million for the quarter ended March 31, 1999. The majority of the increase in net sales of climbing products was attributable to Keller brand ladder sales arising from the Keller business acquired in the fourth quarter of 1999. Excluding the effects of the Keller acquisition, net sales of climbing products increased $11.0 million or 13.6%. Net sales of extruded products of $25.5 million for the quarter ended March 31, 2000 increased by $0.9 million or 3.7% compared to the quarter ended March 31, 1999. The increase in net sales of extruded products was due primarily to the impact of higher aluminum prices for the quarter ended March 31, 2000 partially offset by a change in product mix to a higher volume of lower priced products.

     Gross Profit. Gross profit increased $1.9 million or 6.2% to $32.2 million for the quarter ended March 31, 2000 from $30.3 million for the quarter ended March 31, 1999. The increase was primarily due to higher sales of climbing products. Gross profit as a percentage of net sales in the quarter ended March 31, 2000 decreased to 25.0% from 28.7% for the quarter ended March 31, 1999. This decrease in the gross profit margin percentage principally resulted from the lower gross profit margin business acquired from Keller Ladders, Inc. in the fourth quarter of 1999, higher aluminum and freight costs, and a reduction in the profitability of the mix of extruded products sales.

     General and Administrative Expenses. General and administrative expenses were $7.7 million for the quarter ended March 31, 2000 compared to $7.8 million for the quarter ended March 31, 1999. Reductions in consulting expenses in the quarter ended March 31, 2000 were substantially offset by increases in payroll and related costs, and an increase in the provision for losses on accounts receivable.

     Selling and Distribution Expenses. Selling and distribution expenses increased $1.3 million or 9.4% to $15.1 million for the quarter ended March 31, 2000 from $13.8 million for the quarter ended March 31, 1999. The increase was primarily due to higher sales commissions, and increased distribution expenses resulting from higher freight rates on inventory transfers and the start-up of a new warehouse facility.

     Operating Profit (Loss). Operating profit increased $0.6 million to $9.4 million for the quarter ended March 31, 2000 from $8.8 million for the quarter ended March 31, 1999. Operating profit of the Climbing Products segment increased $1.8 million to $9.2 million in the first quarter of 2000 from $7.4 million in the first quarter of 1999. This increase was primarily due to the increased sales of climbing products partially offset by higher aluminum costs, sales commissions and distribution expenses. Operating profit of the Extruded Products segment decreased $2.6 million to $0.7 million for the quarter ended March 31, 2000 from $3.3 million for the quarter ended March 31, 1999. The decrease in Extruded Products operating profit was caused by greater volumes of lower margin products and the time lag in passing higher aluminum costs into sales prices in the quarter ended March 31, 2000, compared to the exceptionally good product profitability during the quarter ended March 31, 1999. Corporate and Other expenses decreased $1.4 million for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The decrease was primarily due to higher consulting expenses in 1999.

     Other Income (Expense), Net. Other income, net was $0.3 million for the quarter ended March 31, 2000 compared to other (expense), net of $(0.1) million for the quarter ended March 31, 1999. The difference was primarily attributable to an increase in royalty and other income in the first quarter of 2000.

     Interest Expense. Interest expense increased $0.2 million to $6.9 million for the quarter ended March 31, 2000 from $6.7 million for the quarter ended March 31, 1999. The increase was primarily due to higher interest rates.

     Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates for the three months ended March 31, 2000 and 1999.

     The difference between the statutory and effective tax rates at both March 31, 2000 and 1999 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

     Net Income. Net income increased $0.4 million to $1.6 million for the quarter ended March 31, 2000 from net income of $1.2 million for the quarter ended March 31, 1999 as a result of all of the above factors.

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

     Net cash flows provided by operating activities were $2.0 million for the three months ended March 31, 2000 compared to net cash flows used in operations of $1.3 million for the three months ended March 31, 1999. The increase is primarily attributable to an increase in cash provided by the Receivables Purchase Agreement. The increases in inventories and accounts payable for the three months ended March 31, 2000 and 1999 were principally due to seasonal factors. Net cash used in investing activities was $8.1 million for the three months ended March 31, 2000 compared to net cash used of $4.6 million for the three months ended March 31, 1999. The increase was primarily due to an increase in capital expenditures for various capital projects, including information systems and increased capacity. Net cash flows provided by financing activities were $6.3 million for the three months ended March 31, 2000 compared to net cash used of $0.9 million for the three months ended March 31, 1999. The increase is due to book overdrafts of cash and common stock transactions in the three months ended March 31, 2000.

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

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk from changes in interest rates from that disclosed in the Company's most recent Annual Report on Form 10-K.

     The Company has no operations in foreign countries. International sales were not material to the Company's operations for the three months ended March 31, 2000. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's most recent Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its results of operations, financial position or cash flows.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

    3.1     Certificate of Incorporation of Werner Holding Co. (DE),
            Inc. (filed as Exhibit 3.1 to Issuer's Form S-4 Registration
            Statement No. 333-46607 and incorporated herein by reference).
    3.2     By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit
            3.2 to Issuer's Form S-4 Registration Statement No.
            333-46607 and incorporated herein by reference).
    3.3     Amended and Restated Articles of Incorporation of Werner
            Holding Co. (PA), Inc. (filed as Exhibit 3.2.1 to Issuers
            Annual Report on Form 10-K for the year ended December 31,
            1998 and incorporated herein by reference).
    3.4     Amended and Restated By-laws of Werner Holding Co. (PA),
            Inc. (filed as Exhibit 3.1 to Issuer's Quarterly Report on
            Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
    3.5     Certificate of Incorporation of Werner Ladder Inc.
    3.6     By-laws of Werner Ladder Inc.
    10.1    Amendment No. 3 to Stock Incentive Plan
    27.1    Financial Data Schedule

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          WERNER HOLDING CO. (PA), INC.
Date: May 11, 2000
                                          /s/ R. P. Tamburrino
                                          --------------------------------------
                                          R. P. Tamburrino
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                          WERNER HOLDING CO. (DE), INC.
                                          /s/ R. P. Tamburrino
                                          --------------------------------------
                                          R. P. Tamburrino
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)