Form 10-Q
period 2000-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2000-08-11
CIK 1056112, 1056121

   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED JUNE 30, 2000

        COMMISSION FILE NO. 333-46607-12                       COMMISSION FILE NO. 333-46607

          WERNER HOLDING CO. (PA), INC.                        WERNER HOLDING CO. (DE), INC.
-------------------------------------------------    -------------------------------------------------
(EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS     (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS
                    CHARTER)                                             CHARTER)

        PENNSYLVANIA              25-0906875                   DELAWARE                25-1581345
-------------------------------------------------    -------------------------------------------------
(STATE OR OTHER JURISDICTION     (IRS EMPLOYER       (STATE OR OTHER JURISDICTION     (IRS EMPLOYER
             OF               IDENTIFICATION NO.)                 OF               IDENTIFICATION NO.)
      INCORPORATION OR                                     INCORPORATION OR
       ORGANIZATION)                                        ORGANIZATION)

                                                        1105 NORTH MARKET ST.,
       93 WERNER RD.                                          SUITE 1300
  GREENVILLE, PENNSYLVANIA           16125               WILMINGTON, DELAWARE             19899
-------------------------------------------------    -------------------------------------------------
   (ADDRESS OF PRINCIPAL          (ZIP CODE)            (ADDRESS OF PRINCIPAL          (ZIP CODE)
     EXECUTIVE OFFICES)                                   EXECUTIVE OFFICES)

                 (724) 588-2550                                       (302) 478-5723
-------------------------------------------------    -------------------------------------------------
(CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA     (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA
                      CODE)                                                CODE)

     Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of June 30, 2000:

       Werner Holding Co. (PA), Inc.            1,879.5454 shares of Class A Common Stock
                                                21,774.9346 shares of Class B Common Stock
                                                5,893.7790 shares of Class C Common Stock
                                                1,000 shares of Class D Common Stock
                                                45,000 shares of Class E Common Stock

       Werner Holding Co. (DE), Inc.            1,000 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                         WERNER HOLDING CO. (PA), INC.

                         WERNER HOLDING CO. (DE), INC.

                                   FORM 10-Q
                           PERIOD ENDED JUNE 30, 2000

PART I       FINANCIAL INFORMATION
Item 1.      Financial Statements of Werner Holding Co. (PA), Inc. and
                  Subsidiaries (Unaudited)
             Condensed Consolidated Balance Sheets -- June 30, 2000 and
                  December 31, 1999......................................    1
             Condensed Consolidated Statements of Income -- Three and Six
                  Months Ended June 30, 2000 and 1999....................    2
             Condensed Consolidated Statements of Changes in
                  Shareholders' Equity (Deficit) -- Three and Six Months
                  Ended June 30, 2000 and 1999...........................    3
             Condensed Consolidated Statements of Cash Flows -- Six
                  Months Ended June 30, 2000 and 1999....................    5
             Notes to Condensed Consolidated Financial Statements........    6

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations of Werner Holding Co. (PA),
                  Inc. and Subsidiaries..................................   14

Item 3.      Quantitative and Qualitative Disclosures about Market
                  Risk...................................................   18

PART II      OTHER INFORMATION
Item 1.      Legal Proceedings...........................................   19
Item 4.      Submission of Matters to a Vote of Security Holders.........   19
Item 6.      Exhibits and Reports on Form 8-K............................   20
SIGNATURES...............................................................   21

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

                        PART I -- FINANCIAL INFORMATION

                                    ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  1,295        $    866
  Undivided interest in accounts receivable.................     62,863          68,393
  Allowance for doubtful accounts...........................     (2,300)         (1,900)
  Refundable income taxes...................................         --             697
  Inventories...............................................     60,610          58,348
  Deferred income taxes.....................................      1,464           2,420
  Other.....................................................      2,101           1,907
                                                               --------        --------
          Total current assets..............................    126,033         130,731
Property, plant and equipment, net..........................     95,402          83,507
Other assets:
  Deferred income taxes.....................................     13,360          10,972
  Deferred financing fees, net..............................     10,330          11,474
  Other.....................................................     18,528          18,756
                                                               --------        --------
                                                                 42,218          41,202
                                                               --------        --------
          TOTAL ASSETS......................................   $263,653        $255,440
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $ 27,334        $ 31,065
  Accrued liabilities.......................................     34,143          36,679
  Income taxes payable......................................      2,102              --
  Current maturities of long-term debt......................      1,450           1,450
                                                               --------        --------
          Total current liabilities.........................     65,029          69,194
Long-term obligations:
  Long-term debt............................................    276,910         277,434
  Reserve for product liability and workers' compensation
     claims.................................................     35,015          29,247
  Other long-term obligations...............................     25,158          23,441
                                                               --------        --------
          Total liabilities.................................    402,112         399,316
Shareholders' deficit:
  Common stock..............................................          1               1
  Additional paid-in-capital................................    201,805         198,786
  Accumulated deficit.......................................   (337,061)       (341,718)
  Accumulated other non-owner changes in equity.............       (260)           (260)
  Notes receivable arising from stock loan plan.............     (2,944)           (685)
                                                               --------        --------
          Total shareholders' deficit.......................   (138,459)       (143,876)
                                                               --------        --------
          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT.......   $263,653        $255,440
                                                               ========        ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 --------------------    --------------------
                                                   2000        1999        2000        1999
                                                 --------    --------    --------    --------
Net sales......................................  $140,511    $124,776    $269,533    $230,235
Cost of sales..................................   103,251      88,024     200,092     163,172
                                                 --------    --------    --------    --------
Gross profit...................................    37,260      36,752      69,441      67,063
General and administrative expenses............     7,032       7,599      14,724      15,371
Selling and distribution expenses..............    15,763      14,888      30,839      28,667
Plant shutdown costs...........................     1,400          --       1,400          --
                                                 --------    --------    --------    --------
Operating profit...............................    13,065      14,265      22,478      23,025
Other income (expense), net....................      (238)       (120)         52        (171)
                                                 --------    --------    --------    --------
Income before interest and taxes...............    12,827      14,145      22,530      22,854
Interest expense...............................     6,934       6,665      13,879      13,397
                                                 --------    --------    --------    --------
Income before income taxes.....................     5,893       7,480       8,651       9,457
Income taxes...................................     2,270       2,972       3,383       3,798
                                                 --------    --------    --------    --------
NET INCOME.....................................  $  3,623    $  4,508    $  5,268    $  5,659
                                                 ========    ========    ========    ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          ACCUMULATED
                                               ADDITIONAL                  OTHER NON-                   TOTAL
                                      COMMON    PAID-IN     ACCUMULATED   OWNER EQUITY              SHAREHOLDERS'
                                      STOCK     CAPITAL       DEFICIT       CHANGES       OTHER    EQUITY (DEFICIT)
                                      ------   ----------   -----------   ------------   -------   ----------------
Balance at January 1, 2000..........    $1      $198,786     $(341,718)      $(260)      $  (685)     $(143,876)
Non-owner equity changes:
  Net income........................                             1,645                                    1,645
                                                                                                      ---------
    Total non-owner equity
      changes.......................                                                                      1,645
Notes receivable arising from stock
  loan plan, net....................                                                      (1,624)        (1,624)
Repurchase of common stock..........                              (611)                                    (611)
Issuance of common stock............               2,172                                                  2,172
                                        --      --------     ---------       -----       -------      ---------
Balance at March 31, 2000...........    $1      $200,958     $(340,684)      $(260)      $(2,309)     $(142,294)
                                        ==      ========     =========       =====       =======      =========
Non-owner equity changes:
  Net income........................                             3,623                                    3,623
                                                                                                      ---------
    Total non-owner equity
      changes.......................                                                                      3,623
Notes receivable arising from stock
  loan plan.........................                                                        (635)          (635)
Issuance of common stock............                 847                                                    847
                                        --      --------     ---------       -----       -------      ---------
Balance at June 30, 2000............    $1      $201,805     $(337,061)      $(260)      $(2,944)     $(138,459)
                                        ==      ========     =========       =====       =======      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                          ACCUMULATED
                                               ADDITIONAL                  OTHER NON-                   TOTAL
                                      COMMON    PAID-IN     ACCUMULATED   OWNER EQUITY              SHAREHOLDERS'
                                      STOCK     CAPITAL       DEFICIT       CHANGES       OTHER    EQUITY (DEFICIT)
                                      ------   ----------   -----------   ------------   -------   ----------------
Balance at January 1, 1999..........    $1      $198,847     $(351,607)     $(1,638)     $    --      $(154,397)
Non-owner equity changes:
  Net income........................                             1,151                                    1,151
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of
      $19)..........................                                             35                          35
    Less: reclassification
      adjustment for gains realized
      included in net income (net of
      tax)..........................                                            (18)                        (18)
                                                                                                      ---------
      Total non-owner equity
         changes....................                                                                      1,168
Notes receivable arising from stock
  loan plan.........................                                                        (580)          (580)
                                        --      --------     ---------      -------      -------      ---------
Balance at March 31, 1999...........    $1      $198,847     $(350,456)     $(1,621)     $  (580)     $(153,809)
                                        ==      ========     =========      =======      =======      =========
Non-owner equity changes:
  Net income........................                             4,508                                    4,508
  Other non-owner equity changes:
    Unrealized gains on investments
      (net of deferred taxes of
      $27)..........................                                             49                          49
    Less: reclassification
      adjustment for gains realized
      included in net income (net of
      tax)..........................                                            (26)                        (26)
                                                                                                      ---------
      Total non-owner equity
         changes....................                                                                      4,531
Notes receivable arising from stock
  loan plan.........................                                                         (80)           (80)
Repurchase of common stock..........                            (1,429)                                  (1,429)
                                        --      --------     ---------      -------      -------      ---------
Balance at June 30, 1999............    $1      $198,847     $(347,377)     $(1,598)     $  (660)     $(150,787)
                                        ==      ========     =========      =======      =======      =========
Non-owner equity changes:
  Net income........................                             3,874                                    3,874
                                                                                                      ---------
      Total non-owner equity
         changes....................                                                                      3,874
Notes receivable arising from stock
  loan plan.........................                                                          30             30
Repurchase of common stock..........                 (61)                                                   (61)
                                        --      --------     ---------      -------      -------      ---------
Balance at September 30, 1999.......    $1      $198,786     $(343,503)     $(1,598)     $  (630)     $(146,944)
                                        ==      ========     =========      =======      =======      =========
Non-owner equity changes:
  Net income........................                             1,785                                    1,785
  Other non-owner equity changes:
      Adjustment to minimum pension
         liability..................                                          1,338                       1,338
                                                                                                      ---------
         Total non-owner equity
           changes..................                                                                      3,123
Notes receivable arising from stock
  loan plan.........................                                                         (55)           (55)
                                        --      --------     ---------      -------      -------      ---------
Balance at December 31, 1999........    $1      $198,786     $(341,718)     $  (260)     $  (685)     $(143,876)
                                        ==      ========     =========      =======      =======      =========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net income..................................................  $  5,268    $  5,659
Reconciliation of net income to net cash provided by
  operating activities:
  Depreciation..............................................     4,239       3,971
  Amortization of deferred financing fees and original issue
     discount...............................................     1,345       1,320
  Amortization of recapitalization and other deferred
     costs..................................................     1,769       2,123
  Provision for plant shutdown costs........................     1,400          --
  Provision for losses on accounts receivable...............       400         260
  Provision for product liability and workers' compensation
     claims.................................................     7,424       8,314
  Payment of product liability and workers' compensation
     claims.................................................    (1,656)       (786)
  Deferred income taxes.....................................    (1,432)     (4,125)
  Changes in operating assets and liabilities:
     Undivided interest in accounts receivable..............     5,530     (10,899)
     Refundable income taxes................................       697         490
     Inventories............................................    (2,262)     (9,205)
     Accounts payable.......................................    (2,828)      3,464
     Accrued liabilities....................................    (4,210)      6,059
     Income taxes payable...................................     2,101         926
     Other, net.............................................        99         346
                                                              --------    --------
Net cash provided by operating activities...................    17,884       7,917

INVESTING ACTIVITIES
Capital expenditures........................................   (16,073)    (10,381)
Other, net..................................................        97         138
                                                              --------    --------
Net cash used in investing activities.......................   (15,976)    (10,243)

FINANCING ACTIVITIES
Issuance of notes receivable arising from stock loan plan...        --        (660)
Repayment of notes receivable arising from stock loan
  plan......................................................        56          --
Issuance of common stock....................................       704          --
Repurchase of common stock..................................      (611)     (1,429)
Decrease in cash overdrafts.................................      (903)         --
Repayments of long-term debt................................      (725)       (725)
                                                              --------    --------
Net cash used in financing activities.......................    (1,479)     (2,814)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........       429      (5,140)
Cash and cash equivalents at beginning of period............       866       9,387
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  1,295    $  4,247
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for notes receivable
  arising from stock loan plan..............................  $  2,315    $     --
                                                              ========    ========

      See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION, RECENTLY ISSUED ACCOUNTING STANDARDS AND RECAPITALIZATION

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued Statement No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 relating to a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. The Company has not yet determined what effect SFAS No. 133, as amended, will have on the Company's results of operations, financial position, or cash flows.

  The Recapitalization

     In 1997, the Company entered into a recapitalization agreement (the "Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively, the "Investors"). Pursuant to the Agreement, the Company's common stock was reclassified and the Company redeemed certain shares of its reclassified stock for $330,700 and a market participation right, and sold to the Investors newly created common shares for $122,700 representing 67% of the outstanding voting equity of the Company (all of which actions together constituted the "Recapitalization"). The transaction was accounted for as a recapitalization and as such the historical basis of the Company's assets and liabilities was not affected. The Recapitalization was funded

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION, RECENTLY ISSUED ACCOUNTING STANDARDS AND RECAPITALIZATION -- CONTINUED

through borrowings under a senior credit facility with a syndicate of banks (the "Senior Credit Facility"), the issuance of Senior Subordinated Notes (the "Notes"), and the proceeds from the sale of stock to the Investors.

B. INVENTORIES

     Components of inventories are as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              --------    ------------
Finished products...........................................  $34,964       $30,470
Work-in-process.............................................   13,827        15,267
Raw materials and supplies..................................   21,393        22,296
                                                              -------       -------
                                                               70,184        68,033
Less excess of cost over LIFO stated values.................    9,574         9,685
                                                              -------       -------
NET INVENTORIES.............................................  $60,610       $58,348
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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have filed an appeal, which is currently pending before the Court of Appeals for the Third Circuit. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

D. SEGMENT INFORMATION

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and six months ended June 30, 2000 and 1999 are as follows:

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                       --------------------    --------------------
                                         2000        1999        2000        1999
                                       --------    --------    --------    --------
Net Sales
Climbing Products....................  $112,761    $ 98,066    $216,242    $178,894
Extruded Products....................    27,750      26,710      53,291      51,341
                                       --------    --------    --------    --------
                                       $140,511    $124,776    $269,533    $230,235
                                       ========    ========    ========    ========
Operating Profit (Loss)
Climbing Products....................  $ 11,504    $ 13,901    $ 20,753    $ 21,274
Extruded Products....................     2,182       1,834       2,885       5,137
Corporate & Other....................      (621)     (1,470)     (1,160)     (3,386)
                                       --------    --------    --------    --------
                                       $ 13,065    $ 14,265    $ 22,478    $ 23,025
                                       ========    ========    ========    ========

     Corporate and Other includes various corporate expenses and eliminations. Operating profit for the Climbing Products segment for the three and six month periods ended June 30, 2000 includes the impact of a $1,400 charge related to plant shutdown costs -- see Note F.

E. SALES OF ACCOUNTS RECEIVABLE

     The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a receivables purchase agreement. As of June 30, 2000 and December 31, 1999, the Company had sold $95,863 and $88,393 of accounts receivable in exchange for $33,000 and $20,000 in cash and an undivided interest in the accounts receivable of $62,863 and $68,393, respectively. The ongoing cost associated with the receivables purchase agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net".

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)


F. PLANT SHUTDOWN COSTS

     During the quarter ended June 30, 2000, the Company adopted a plan to close its Goshen, Indiana and Swainsboro, Georgia facilities. The facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, are being closed to improve efficiency and reduce the Company's overall manufacturing and distribution costs. Production at these facilities will be absorbed by the Company's other manufacturing facilities. Plant shutdown costs of $1,400 to cover the estimated costs associated with closing these facilities were recorded in the quarter ended June 30, 2000. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees are entitled to receive severance, vacation and other benefits totaling approximately $372 of which $152 has been recorded in the second quarter. The remainder will be recorded in the third quarter upon notification of employees. The charge includes other estimated exit costs of $1,248 which include continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. The payment of these costs is expected to extend through December 31, 2001. No plant shutdown costs were paid as of June 30, 2000.

G. SUPPLEMENTAL GUARANTOR INFORMATION

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

G. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                 -------------------------------------------------------------------------------
                                                           COMBINED        NON-
                                  PARENT                  GUARANTOR     GUARANTOR
                                  COMPANY     ISSUER     SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                 ---------   ---------   ------------   ----------   ------------   ------------
JUNE 30, 2000
ASSETS
Current assets:
  Undivided interest in
    accounts receivable........  $      --   $      --     $     --      $62,863       $     --       $ 62,863
  Inventories, net.............         --          --       60,610           --             --         60,610
  Other current assets.........         82         425        2,048            5             --          2,560
                                 ---------   ---------     --------      -------       --------       --------
      Total current assets.....         82         425       62,658       62,868             --        126,033
Property, plant and equipment,
  net..........................         --           2       95,400           --             --         95,402
Investment in subsidiaries.....   (149,778)   (128,826)       6,304           --        272,300             --
Other assets...................          5      10,404       31,709          100             --         42,218
                                 ---------   ---------     --------      -------       --------       --------
      TOTAL ASSETS.............  $(149,691)  $(117,995)    $196,071      $62,968       $272,300       $263,653
                                 =========   =========     ========      =======       ========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities....  $    (489)  $   4,947     $ 60,728      $  (157)      $     --       $ 65,029
  Intercompany payable
    (receivable)...............    (10,743)   (245,074)     198,996       56,821             --             --
                                 ---------   ---------     --------      -------       --------       --------
    Total current
      liabilities..............    (11,232)   (240,127)     259,724       56,664             --         65,029
Long-term debt.................         --     271,910        5,000           --             --        276,910
Other long-term liabilities....         --          --       60,173           --             --         60,173
      Total equity (deficit)...   (138,459)   (149,778)    (128,826)       6,304        272,300       (138,459)
                                 ---------   ---------     --------      -------       --------       --------
      TOTAL LIABILITIES AND
         EQUITY (DEFICIT)......  $(149,691)  $(117,995)    $196,071      $62,968       $272,300       $263,653
                                 =========   =========     ========      =======       ========       ========
DECEMBER 31, 1999
ASSETS
Current assets:
  Undivided interest in
    accounts receivable........  $      --   $      --     $     --      $68,393       $     --       $ 68,393
  Inventories, net.............         --          --       58,348           --             --         58,348
  Other current assets.........         37         473        3,468           12             --          3,990
                                 ---------   ---------     --------      -------       --------       --------
      Total current assets.....         37         473       61,816       68,405             --        130,731
Property, plant and equipment,
  net..........................         --           2       83,505           --             --         83,507
Investment in subsidiaries.....   (154,535)   (135,033)       5,686           --        283,882             --
Other assets...................          5      10,961       30,136          100             --         41,202
                                 ---------   ---------     --------      -------       --------       --------
      TOTAL ASSETS.............  $(154,493)  $(123,597)    $181,143      $68,505       $283,882       $255,440
                                 =========   =========     ========      =======       ========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities....  $     421   $   9,034     $ 59,577      $   162       $     --       $ 69,194
  Intercompany payable
    (receivable)...............    (11,038)   (250,530)     198,911       62,657                            --
                                 ---------   ---------     --------      -------       --------       --------
      Total current
         liabilities...........    (10,617)   (241,496)     258,488       62,819             --         69,194
Long-term debt.................         --     272,434        5,000           --             --        277,434
Other long-term liabilities....         --          --       52,688           --             --         52,688
      Total equity (deficit)...   (143,876)   (154,535)    (135,033)       5,686        283,882       (143,876)
                                 ---------   ---------     --------      -------       --------       --------
      TOTAL LIABILITIES AND
         EQUITY (DEFICIT)......  $(154,493)  $(123,597)    $181,143      $68,505       $283,882       $255,440
                                 =========   =========     ========      =======       ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

G. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                    ---------------------------------------------------------------------------
                                                          COMBINED        NON-
                                    PARENT               GUARANTOR     GUARANTOR
                                    COMPANY   ISSUER    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                    -------   -------   ------------   ----------   ------------   ------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2000
  Net sales.......................  $   --    $    --     $269,533      $    --       $     --       $269,533
  Cost of sales...................      --         --      200,092           --             --        200,092
                                    ------    -------     --------      -------       --------       --------
  Gross profit....................      --         --       69,441           --             --         69,441
  Selling, general and
    administrative expenses.......      11         14       45,538           --             --         45,563
  Plant shutdown costs............      --         --        1,400           --             --          1,400
                                    ------    -------     --------      -------       --------       --------
  Operating (loss) profit.........     (11)       (14)      22,503           --             --         22,478
  Other income (expense), net.....   5,072      5,759       (2,339)       3,145        (11,585)            52
  Interest income (expense).......     506     (1,837)     (10,385)      (2,163)            --        (13,879)
                                    ------    -------     --------      -------       --------       --------
  Income (loss) before income
    taxes (benefit)...............   5,567      3,908        9,779          982        (11,585)         8,651
  Income taxes (benefit)..........     299       (850)       3,571          363             --          3,383
                                    ------    -------     --------      -------       --------       --------
      NET INCOME (LOSS)...........  $5,268    $ 4,758     $  6,208      $   619       $(11,585)      $  5,268
                                    ======    =======     ========      =======       ========       ========
FOR THE THREE MONTHS ENDED
JUNE 30, 2000
  Net sales.......................  $   --    $    --     $140,511      $    --       $     --       $140,511
  Cost of sales...................      --         --      103,251           --             --        103,251
                                    ------    -------     --------      -------       --------       --------
  Gross profit....................      --         --       37,260           --             --         37,260
  Selling, general and
    administrative expenses.......      --          9       22,786           --             --         22,795
  Plant shutdown costs............      --         --        1,400           --             --          1,400
                                    ------    -------     --------      -------       --------       --------
  Operating (loss) profit.........      --         (9)      13,074           --             --         13,065
  Other income (expense), net.....   3,570      3,745       (1,741)       1,649         (7,461)          (238)
  Interest income (expense).......     251     (1,069)      (4,492)      (1,624)            --         (6,934)
                                    ------    -------     --------      -------       --------       --------
  Income (loss) before income
    taxes (benefit)...............   3,821      2,667        6,841           25         (7,461)         5,893
  Income taxes (benefit)..........     198       (617)       2,680            9             --          2,270
                                    ------    -------     --------      -------       --------       --------
      NET INCOME (LOSS)...........  $3,623    $ 3,284     $  4,161      $    16       $ (7,461)      $  3,623
                                    ======    =======     ========      =======       ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

G. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                    ---------------------------------------------------------------------------
                                                          COMBINED        NON-
                                    PARENT               GUARANTOR     GUARANTOR
                                    COMPANY   ISSUER    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                    -------   -------   ------------   ----------   ------------   ------------
FOR THE SIX MONTHS ENDED
JUNE 30, 1999
  Net sales.......................  $   --    $    --     $230,235      $    --       $     --       $230,235
  Cost of sales...................      --         --      163,172           --             --        163,172
                                    ------    -------     --------      -------       --------       --------
  Gross profit....................      --         --       67,063           --             --         67,063
  Selling, general and
    administrative expenses.......      --          9       44,029           --             --         44,038
                                    ------    -------     --------      -------       --------       --------
  Operating (loss) profit.........      --         (9)      23,034           --             --         23,025
  Other income (expense), net.....   5,338      6,153       (2,523)       2,054        (11,193)          (171)
  Interest income (expense).......     529     (1,045)     (10,436)      (2,445)            --        (13,397)
                                    ------    -------     --------      -------       --------       --------
  Income (loss) before income
    taxes (benefit)...............   5,867      5,099       10,075         (391)       (11,193)         9,457
  Income taxes (benefit)..........     208       (223)       3,954         (141)            --          3,798
                                    ------    -------     --------      -------       --------       --------
      NET INCOME (LOSS)...........  $5,659    $ 5,322     $  6,121      $  (250)      $(11,193)      $  5,659
                                    ======    =======     ========      =======       ========       ========
FOR THE THREE MONTHS ENDED
JUNE 30, 1999
  Net sales.......................  $   --    $    --     $124,776      $    --       $     --       $124,776
  Cost of sales...................      --         --       88,024           --             --         88,024
                                    ------    -------     --------      -------       --------       --------
  Gross profit....................      --         --       36,752           --             --         36,752
  Selling, general and
    administrative expenses.......      --          6       22,481           --             --         22,487
                                    ------    -------     --------      -------       --------       --------
  Operating (loss) profit.........      --         (6)      14,271           --             --         14,265
  Other income (expense), net.....   4,352      4,744       (1,234)       1,084         (9,066)          (120)
  Interest income (expense).......     257       (489)      (5,349)      (1,084)            --         (6,665)
                                    ------    -------     --------      -------       --------       --------
  Income (loss) before income
    taxes (benefit)...............   4,609      4,249        7,688           --         (9,066)         7,480
  Income taxes (benefit)..........     101        (94)       2,965           --             --          2,972
                                    ------    -------     --------      -------       --------       --------
      NET INCOME (LOSS)...........  $4,508    $ 4,343     $  4,723      $    --       $ (9,066)      $  4,508
                                    ======    =======     ========      =======       ========       ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

G. SUPPLEMENTAL GUARANTOR INFORMATION -- CONTINUED

                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                      ----------------------------------------------------------------
                                                              COMBINED         NON-
                                      PARENT                 GUARANTOR      GUARANTOR
                                      COMPANY    ISSUER     SUBSIDIARIES    SUBSIDIARY    CONSOLIDATED
                                      -------    -------    ------------    ----------    ------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2000
  Net cash from operating
     activities ....................  $  (444)   $(4,728)     $23,059          $(3)         $17,884
  Net cash from investing
     activities.....................      295      5,456      (21,727)          --          (15,976)
  Net cash from financing
     activities.....................      149       (725)        (903)          --           (1,479)
                                       ------     -------      -------          ---          -------
  Net increase (decrease) in cash
     and cash equivalents...........      --           3          429           (3)             429
  Cash and cash equivalents at
     beginning of period............      --         417          442            7              866
                                       ------    -------      -------          ---          -------
  Cash and cash equivalents at end
     of period......................   $  --     $   420      $   871          $ 4          $ 1,295
                                       ======    =======      =======          ===          =======
FOR THE SIX MONTHS ENDED
JUNE 30, 1999
  Net cash from operating
     activities  ...................   $  381    $(4,355)     $11,881          $10          $ 7,917
  Net cash from investing
     activities.....................    1,707      2,876      (14,826)          --          (10,243)
  Net cash from financing
     activities.....................   (2,089)      (725)          --           --           (2,814)
                                       ------    -------      -------          ---          -------
  Net increase (decrease) in cash
     and cash equivalents...........       (1)    (2,204)      (2,945)          10           (5,140)
  Cash and cash equivalents at
     beginning of period............        1      2,618        6,768           --            9,387
                                       ------    -------      -------          ---          -------
  Cash and cash equivalents at end
     of period......................   $   --    $   414      $ 3,823          $10          $ 4,247
                                       ======    =======      =======          ===          =======

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

RESULTS OF OPERATIONS -- QUARTER ENDED JUNE 30, 2000 AS COMPARED TO QUARTER ENDED JUNE 30, 1999

     Net Sales. Net sales increased $15.7 million or 12.6% to $140.5 million for the quarter ended June 30, 2000 from $124.8 million for the quarter ended June 30, 1999. Net sales of climbing products increased $14.7 million or 15.0% to $112.8 million for the quarter ended June 30, 2000 from $98.1 million for the quarter ended June 30, 1999. Approximately half of the increase in net sales of climbing products was attributable to Keller brand ladder sales arising from the Keller business acquired in the fourth quarter of 1999 (the "Keller acquisition"). Excluding the effects of the Keller acquisition, net sales of climbing products increased $7.2 million or 7.3% which was primarily due to higher unit sales volumes. Net sales of extruded products of $27.8 million for the quarter ended June 30, 2000 increased by $1.0 million or 3.9% compared to the quarter ended June 30, 1999. The increase in net sales of extruded products was due primarily to the impact of higher unit sales volumes during the quarter ended June 30, 2000.

     Gross Profit. Gross profit increased $0.5 million or 1.4% to $37.3 million for the quarter ended June 30, 2000 from $36.8 million for the quarter ended June 30, 1999. The increase was primarily due to higher sales of climbing products. Gross profit as a percentage of net sales in the quarter ended June 30, 2000 decreased to 26.5% from 29.5% for the quarter ended June 30, 1999. This decrease in the gross profit margin percentage principally resulted from sales of Keller brand ladders manufactured at the facilities included in the Keller acquisition, a change in product mix to a higher volume of lower priced products and higher raw material prices.

     General and Administrative Expenses. General and administrative expenses were $7.0 million for the quarter ended June 30, 2000 compared to $7.6 million for the quarter ended June 30, 1999, a decline of $0.6 million or 7.5%. The decline is primarily due to reduced consulting and compensation expenses which more than offset increases due to the Keller acquisition.

     Selling and Distribution Expenses. Selling and distribution expenses increased $0.9 million or 5.9% to $15.8 million for the quarter ended June 30, 2000 from $14.9 million for the quarter ended June 30, 1999. The increase was primarily due to higher sales volumes partially attributable to the Keller acquisition as well as increased distribution expenses resulting from higher freight rates on inventory transfers and the start-up of a new warehouse facility.

     Plant Shutdown Costs. During the quarter ended June 30, 2000, the Company adopted a plan to close its Goshen, Indiana and Swainsboro, Georgia facilities and recorded plant shutdown costs of $1.4 million to cover the estimated costs associated with closing these facilities. The facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, are being closed to improve efficiency and reduce the Company's overall manufacturing and distribution costs. Production at these facilities will be absorbed by the Company's other manufacturing facilities. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions. Payments to affected employees will approximate $0.4 million, $0.2 million of which was recorded in the current quarter. Other exit costs recorded in the current quarter total $1.2 million. The payment of these costs is expected to extend through December 31, 2001. No plant shutdown costs were paid as of June 30, 2000.

     Operating Profit. Operating profit declined $1.2 million to $13.1 million for the quarter ended June 30, 2000 from $14.3 million for the quarter ended June 30, 1999. Operating profit of the Climbing Products segment declined $2.4 million, including $1.4 million related to plant shutdown costs, to $11.5 million in the second quarter of 2000 from $13.9 million in the second quarter of 1999. The remainder of the decrease is primarily due to increases in the cost of raw materials and higher manufacturing and distribution costs. Operating profit of the Extruded Products segment of $2.2 million for the quarter ended June 30, 2000 increased by $0.4 million over operating profit for the quarter ended June 30, 1999 primarily due to higher sales volumes. Corporate and Other expenses decreased $0.8 million for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 primarily due to lower consulting expenses in the current quarter.

     Other Income (Expense), Net. Other (expense), net was $(0.2) million for the quarter ended June 30, 2000 compared to other (expense), net of $(0.1) million for the quarter ended June 30, 1999. The difference was primarily attributable to increased costs associated with the receivables purchase agreement due to higher interest rates and greater utilization during the current quarter.

     Interest Expense. Interest expense increased $0.2 million to $6.9 million for the quarter ended June 30, 2000 from $6.7 million for the quarter ended June 30, 1999. The increase was primarily due to higher interest rates.

     Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of June 30, 2000 and 1999, and appropriately adjusted the quarterly periods then ended. The effective tax rate for the quarter ended June 30, 2000 approximates the effective tax rate of the same quarter last year.

     The difference between the statutory and effective tax rates at both June 30, 2000 and 1999 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

     Net Income. Net income declined by $0.9 million to $3.6 million for the quarter ended June 30, 2000 from net income of $4.5 million for the quarter ended June 30, 1999 as a result of all of the above factors.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED JUNE 30, 2000 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Net Sales. Net sales increased $39.3 million or 17.1% to $269.5 million for the six months ended June 30, 2000 from $230.2 million for the six months ended June 30, 1999. Net sales of climbing products increased $37.3 million or 20.9% to $216.2 million for the six months ended June 30, 2000 from $178.9 million for the six months ended June 30, 1999. Approximately half of the increase in net sales of climbing products was attributable to Keller brand ladder sales. Excluding the effects of the Keller acquisition, net sales of climbing products increased $18.2 million or 10.2% which was primarily due to higher unit sales volumes. Net sales of extruded products of $53.3 million for the six months ended June 30, 2000 increased by $2.0 million or 3.8% compared to the six months ended June 30, 1999. The increase in net sales of extruded products was due primarily to the impact of higher unit sales volumes during the six months ended June 30, 2000.

     Gross Profit. Gross profit increased $2.3 million or 3.5% to $69.4 million for the six months ended June 30, 2000 from $67.1 million for the six months ended June 30, 1999. The increase was primarily due to higher sales of climbing products. Gross profit as a percentage of net sales in the six months ended June 30, 2000 decreased to 25.8% from 29.1% for the six months ended June 30, 1999. This decrease in the gross profit margin percentage principally resulted from sales of Keller brand ladders manufactured at the facilities included in the

Keller acquisition, a change in product mix to a higher volume of lower priced products and higher raw material prices.

     General and Administrative Expenses. General and administrative expenses were $14.7 million for the six months ended June 30, 2000 compared to $15.4 million for the six months ended June 30, 1999, a decline of $0.7 million or 4.2%. The decline is primarily due to reduced consulting and compensation expenses which more than offset increases due to the Keller acquisition.

     Selling and Distribution Expenses. Selling and distribution expenses increased $2.1 million or 7.6% to $30.8 million for the six months ended June 30, 2000 from $28.7 million for the six months ended June 30, 1999. The increase was primarily due to higher sales volumes partially attributable to the Keller acquisition as well as increased distribution expenses resulting from higher freight rates on inventory transfers and the start-up of a new warehouse facility.

     Plant Shutdown Costs. During the quarter ended June 30, 2000, the Company adopted a plan to close its Goshen, Indiana and Swainsboro, Georgia facilities and recorded plant shutdown costs of $1.4 million to cover the estimated costs associated with closing these facilities. The facilities, which were leased as part of the Keller acquisition in the fourth quarter of 1999, are being closed to improve efficiency and reduce the Company's overall manufacturing and distribution costs. Production at these facilities will be absorbed by the Company's other manufacturing facilities. The plan reflects the elimination of approximately 240 jobs primarily in manufacturing functions. Payments to affected employees will approximate $0.4 million, $0.2 million of which was recorded in the current quarter. Other exit costs recorded in the current quarter total $1.2 million. The payment of these costs is expected to extend through December 31, 2001. No plant shutdown costs were paid as of June 30, 2000.

     Operating Profit. Operating profit declined by $0.5 million to $22.5 million for the six months ended June 30, 2000 from $23.0 million for the six months ended June 30, 1999. Operating profit of the Climbing Products segment declined by $0.5 million to $20.8 million in the first six months of 2000 from $21.3 million in the prior year period. Excluding the effects of the charge of $1.4 million related to plant shutdown costs, operating profit of climbing products increased $0.9 million to $22.2 million. The increase is primarily due to increased sales volumes partially offset by increases in the cost of raw materials and higher manufacturing and distribution costs. Operating profit of the Extruded Products segment decreased $2.2 million to $2.9 million for the six months ended June 30, 2000 from $5.1 million for the six months ended June 30, 1999. The decrease in Extruded Products operating profit was caused by greater volumes of lower margin products. Corporate and Other expenses decreased $2.2 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to lower consulting expenses in the current period.

     Other Income (Expense), Net. Other income, net was $0.1 million for the six months ended June 30, 2000 compared to other (expense), net of $(0.2) million for the six months ended June 30, 1999. The difference was primarily attributable to higher royalty and other income partially offset by the increased costs associated with the receivables purchase agreement due to higher interest rates and greater utilization during the current period.

     Interest Expense. Interest expense increased $0.5 million to $13.9 million for the six months ended June 30, 2000 from $13.4 million for the six months ended June 30, 1999. The increase was primarily due to higher interest rates.

     Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates for the six months ended June 30, 2000 and 1999. The effective tax rate for the six months ended June 30, 2000 approximates the effective tax rate of the same period last year.

     The difference between the statutory and effective tax rates at both June 30, 2000 and 1999 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

     Net Income. Net income declined by $0.4 million to $5.3 million for the six months ended June 30, 2000 from net income of $5.7 million for the six months ended June 30, 1999 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under a receivables purchase agreement with a financial institution (the "Receivables Purchase Agreement"). The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under the Senior Credit Facility, and the Receivables Purchase Agreement.

     Net cash flows provided by operating activities were $17.9 million for the six months ended June 30, 2000 compared to $7.9 million for the six months ended June 30, 1999. The increase is primarily attributable to an increase in cash provided by the Receivables Purchase Agreement and a decrease in inventories. The increase in cash flows from operating activities in the current period was partially offset by declines in accounts payable and accrued liabilities. Net cash used in investing activities was $16.0 million for the six months ended June 30, 2000 compared to net cash used of $10.2 million for the six months ended June 30, 1999. The increase was primarily due to an increase in capital expenditures for various capital projects, including information systems and increased capacity. Net cash flows used in financing activities were $1.5 million for the six months ended June 30, 2000 compared to net cash used of $2.8 million for the six months ended June 30, 1999 which partially reflects a decrease in the net cash used for common stock transactions and a decrease in cash overdrafts.

SEASONALITY, WORKING CAPITAL AND CYCLICALITY

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's climbing products is affected by residential housing starts and existing home sales, commercial construction activity and overall home improvement expenditures. The residential and commercial construction markets are sensitive to cyclical changes in the economy. Due to seasonal factors associated with the construction industry, sales of climbing products and working capital requirements are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, which was originally required to be adopted by the Company in 2000. In September 1999, the FASB issued Statement No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133. SFAS No. 137 deferred the date by which the Company is required to adopt SFAS No. 133 to 2001. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133 relating to a limited number of issues causing implementation difficulties. SFAS No. 133, as amended, requires that the Company recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other non-owner equity changes until the hedged item is recognized in earnings. The portion of a derivative's change in fair value, if unrelated to a hedge, will be immediately recognized in earnings. The Company has not yet determined what effect SFAS No. 133, as amended, will have on the Company's results of operations, financial position, or cash flows.

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

     The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the six months ended June 30, 2000. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs have filed an appeal, which is currently pending before the Court of Appeals for the Third Circuit. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of shareholders was held on May 10, 2000. The size of the Board of Directors of Holding (PA) was increased to eight (8) persons and the following eight (8) persons were elected as directors: James O. Egan, Dennis G. Heiner, Charles K. Marquis, Charles J. Philippin, Howard L. Solot, Christopher J. Stadler, Thomas J. Sullivan and Donald M. Werner. Of the total shares of stock voted, all were cast for these eight (8) persons with the exception that 799.9995 shares of voting stock were withheld for Howard L.
Solot and Donald M. Werner, respectively, and 1,091.0304 shares of voting stock were withheld for all directors. In addition, at the meeting the Amended and Restated Articles of Incorporation of Holding (PA) were adopted and approved. Of the total shares of stock voted, 66,431.7723 were cast for, 799.9995 were cast against and 2,916.4320 shares were withheld with respect to the Amended and Restated Articles of Incorporation of Holding (PA). Finally, at the meeting, PricewaterhouseCoopers LLP was approved as the Company's independent auditors for the upcoming year. Of the total shares of stock voted, 69,280.7734 were cast for, 0 were cast against and 867.4304 shares were withheld, with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

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

      10.1    Form of Second Stock Option Modification Agreement.

      10.2    Werner Co. Short Term Variable Pay Bonus Compensation Plan.

      27.1    Financial Data Schedule.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                               WERNER HOLDING CO. (PA), INC.

Date: August 11, 2000                          /s/ R. P. Tamburrino
                                               ----------------------------------------------
                                               R. P. Tamburrino
                                               Vice President, Chief Financial Officer and
                                               Treasurer (Principal Financial Officer and
                                               Principal Accounting Officer)

                                               WERNER HOLDING CO. (DE), INC.

Date: August 11, 2000                          /s/ R. P. Tamburrino
                                               ----------------------------------------------
                                               R. P. Tamburrino
                                               Vice President, Chief Financial Officer and
                                               Treasurer (Principal Financial Officer and
                                               Principal Accounting Officer)