Form 10-Q
period 2001-03-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2001-05-15
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

          Commission File No. 333-46607-12                                     Commission File No. 333-46607
            WERNER HOLDING CO. (PA), INC.                                        WERNER HOLDING CO. (DE), INC.
(EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)            (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)

        PENNSYLVANIA                      25-0906895                                DELAWARE                    25-1581345
(STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER                   (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO)                 INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

                                                                           1105 NORTH MARKET ST.,
           93 WERNER RD.                                                        SUITE  1300
     GREENVILLE, PENNSYLVANIA                   16125                       WILMINGTON, DELAWARE                 19899
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                       (724) 588-2550                                                     (302) 478-5723
  (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)             (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


        Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of March 31, 2001:

        Werner Holding Co. (PA), Inc. 1,879.5454 shares of Class A Common Stock
                                      21,774.9346 shares of Class B Common Stock
                                      5,648.7790 shares of Class C Common Stock
                                      1,000 shares of Class D Common Stock
                                      45,000 shares of Class E Common Stock

        Werner Holding Co. (DE), Inc. 1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED MARCH 31, 2001

PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--March 31, 2001 and
                     December 31, 2000....................................................................           1
                   Condensed Consolidated Statements of Income--Three Months Ended
                     March 31, 2001 and 2000..............................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three Months Ended March 31, 2001 and 2000.........................           3
                   Condensed Consolidated Statements of Cash Flows--Three Months Ended
                     March 31, 2001 and 2000..............................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                   Subsidiaries...........................................................................          14
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          17

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          18
Item 6.          Exhibits and Reports on Form 8-K.........................................................          18

SIGNATURES       .........................................................................................          19






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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1.
                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             MARCH 31             DECEMBER 31
                                                                               2001                   2000
                                                                            ---------------------------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                                 $     788             $   5,518
   Undivided interest in accounts receivable                                    55,143                58,332
   Allowance for doubtful accounts                                              (1,956)               (1,816)
   Refundable income taxes                                                          --                 2,033
   Inventories                                                                  76,267                60,619
   Deferred income taxes                                                         1,668                 1,583
   Other                                                                         5,970                 1,349
-------------------------------------------------------------------------------------------------------------
      Total current assets                                                     137,880               127,618
Property, plant and equipment, net                                             105,194               102,904
Other assets:
   Deferred income taxes                                                        13,604                12,112
   Deferred financing fees, net                                                  8,608                 9,185
   Other                                                                        17,088                18,055
-------------------------------------------------------------------------------------------------------------
                                                                                39,300                39,352
-------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                           $ 282,374             $ 269,874
=============================================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                          $  31,192             $  23,302
   Accrued liabilities                                                          40,080                40,973
   Income taxes payable                                                          2,265                    --
   Current maturities of long-term debt                                          1,851                 2,123
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                 75,388                66,398
Long-term obligations:
   Long-term debt                                                              277,048               277,344
   Reserve for product liability and workers' compensation claims               41,069                37,995
   Other long-term obligations                                                  19,755                19,393
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                        413,260               401,130
Shareholders' deficit:
   Common stock                                                                      1                     1
   Additional paid-in-capital                                                  201,211               201,272
   Accumulated deficit                                                        (329,030)             (330,061)
   Accumulated other non-owner changes in equity                                  (615)                   --
   Notes receivable arising from stock loan plan                                (2,453)               (2,468)
-------------------------------------------------------------------------------------------------------------
      Total shareholders' deficit                                             (130,886)             (131,256)
-------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $ 282,374             $ 269,874
=============================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                     ------------------------------------
                                                        2001                       2000
                                                     ------------------------------------

Net sales                                            $ 124,577                   $134,957
Cost of sales                                           89,352                     96,841
-----------------------------------------------------------------------------------------
Gross profit                                            35,225                     38,116
General and administrative expenses                      6,176                      7,692
Selling and distribution expenses                       20,571                     21,011
-----------------------------------------------------------------------------------------
Operating profit                                         8,478                      9,413
Other income (expense), net                                (18)                       290
-----------------------------------------------------------------------------------------
Income before interest and taxes                         8,460                      9,703
Interest expense                                         6,743                      6,945
-----------------------------------------------------------------------------------------
Income before income taxes                               1,717                      2,758
Income taxes                                               686                      1,113
-----------------------------------------------------------------------------------------
NET INCOME                                           $   1,031                   $  1,645
=========================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                             ADDITIONAL                    OTHER NON-                TOTAL
                                                    COMMON     PAID-IN      ACCUMULATED   OWNER EQUITY            SHAREHOLDERS'
                                                    STOCK      CAPITAL        DEFICIT       CHANGES     OTHER    EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                           $ 1      $ 201,272      $(330,061)     $  --      $(2,468)     $(131,256)
Non-owner equity changes:
    Net income                                                                   1,031                                  1,031
    Cumulative effect of accounting change for
       derivatives (net of deferred tax of $69)                                              (118)                       (118)
    Change in fair value of derivative commodity
       instruments (net of deferred tax of $291)                                             (497)                       (497)
                                                                                                                    ---------
        Total non-owner equity changes                                                                                    416
Repurchase of common stock                                          (61)                                                  (61)
Reduction in notes receivable arising from
    stock loan plan                                                                                         15             15
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                            $ 1      $ 201,211      $(329,030)     $(615)     $(2,453)     $(130,886)
=================================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                      WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                         SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                                     (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                             ADDITIONAL                   OTHER NON-                     TOTAL
                                                  COMMON      PAID-IN       ACCUMULATED  OWNER EQUITY                SHAREHOLDERS'
                                                  STOCK       CAPITAL         DEFICIT       CHANGES       OTHER     EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                         $ 1       $ 198,786       $(341,718)      $(260)      $  (685)      $(143,876)
Non-owner equity changes:
    Net income                                                                   1,645                                     1,645
                                                                                                                       ---------
        Total non-owner equity changes                                                                                     1,645
Notes receivable arising from stock loan
    plan, net                                                                                             (1,624)         (1,624)
Repurchase of common stock                                                        (611)                                     (611)
Issuance of common stock                                         2,172                                                     2,172
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                          $ 1       $ 200,958       $(340,684)      $(260)      $(2,309)      $(142,294)
====================================================================================================================================

Non-owner equity changes:
    Net income                                                                   3,623                                     3,623
                                                                                                                       ---------
        Total non-owner equity changes                                                                                     3,623
Notes receivable arising from stock loan
    plan                                                                                                    (635)           (635)
Issuance of common stock                                           847                                                       847
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                           $ 1       $ 201,805       $(337,061)      $(260)      $(2,944)      $(138,459)
====================================================================================================================================

Non-owner equity changes:
    Net income                                                                   3,622                                     3,622
                                                                                                                       ---------
        Total non-owner equity changes                                                                                     3,622
Reduction in notes receivable arising from
    stock loan plan                                                                                          477             477
Repurchase of common stock                                        (533)                                                     (533)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                      $ 1       $ 201,272       $(333,439)      $(260)      $(2,467)      $(134,893)
====================================================================================================================================

Non-owner equity changes:
    Net income                                                                   3,378                                     3,378
    Adjustment to minimum pension liability
       (net of deferred tax of $152)                                                           260                           260
                                                                                                                       ---------
        Total non-owner equity changes                                                                                     3,638
Notes receivable arising from stock loan plan                                                                 (1)             (1)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                       $ 1       $ 201,272       $(330,061)      $  --       $(2,468)      $(131,256)
====================================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31
                                                                                       -----------------------------
                                                                                         2001                 2000
                                                                                       -----------------------------
OPERATING ACTIVITIES
Net income                                                                             $  1,031             $  1,645
Reconciliation of net income to net cash provided by operating activities:
   Depreciation                                                                           2,355                2,066
   Amortization of deferred financing fees and original issue discount                      678                  664
   Amortization of deferred costs                                                           768                  853
   Provision for losses on accounts receivable                                              140                  300
   Provision for product liability and workers' compensation claims                       4,126                3,826
   Payment of product liability and workers' compensation claims                         (1,052)                (666)
   Deferred income taxes                                                                 (1,577)              (1,256)
   Changes in operating assets  and liabilities:
      Undivided interest in accounts receivable                                           3,189                3,595
      Refundable income taxes                                                             2,033                  697
      Inventories                                                                       (15,648)             (14,643)
      Accounts payable                                                                     (192)               3,429
      Income taxes payable                                                                2,265                3,670
      Other assets and liabilities, net                                                  (6,128)              (2,209)
--------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                         (8,012)               1,971

INVESTING ACTIVITIES
Capital expenditures                                                                     (4,542)              (7,944)
Other, net                                                                                  457                 (121)
--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (4,085)              (8,065)

FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                   --                   56
Issuance of common stock                                                                     --                  492
Repurchase of common stock                                                                  (46)                (611)
Increase in cash overdrafts                                                               8,082                6,718
Repayments of long-term debt                                                               (669)                (362)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                 7,367                6,293
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                     (4,730)                 199
Cash and cash equivalents at beginning of period                                          5,518                  866
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $    788             $  1,065
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for notes receivable arising from
   stock loan plan                                                                     $     --             $  1,680
Cancellation of notes receivable arising from stock loan plan in connection
   with repurchase of common stock                                                     $    (15)            $     --
====================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

          Certain amounts for 2000 have been reclassified to conform to the 2001 interim period presentation.

   Recently Issued Accounting Standards

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and No. 138. The fair value of all outstanding derivatives is now recorded on the balance sheet. The adoption of SFAS No. 133 resulted in a net of tax transition loss of $118 recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

         Derivatives are held as part of a formal risk management policy and are held for purposes other than trading. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The ineffective portions, which were not material in the quarter ended March 31, 2001, are included in the Company's results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company's results of operations. The amount of such gains or losses was immaterial in the quarter ended March 31, 2001.

         The Company's derivatives consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes aluminum commodity futures and option contracts to hedge the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. In the case of option contracts, the Company creates a price risk tolerance range (referred to as a "collar") by purchasing call option contracts and selling put option contracts with a minimal net initial investment. Price movement inside the collar is not protected by the derivatives, whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

A. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS -- CONTINUED

Such contracts are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle.

         Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value are recorded in other comprehensive income and are reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the quarter ended March 31, 2001. As of March 31, 2001, all of the $615 net of tax loss recognized in other comprehensive income is expected to be recognized in the Company's results of operations over the next twelve months.

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which is effective for transactions occurring after March 31, 2001, will not have a significant impact on the Company's results of operations, financial position or cash flows.


B. SHIPPING AND HANDLING FEES AND EXPENSES

         The Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires all shipping and handling fees billed to customers to be classified as revenues and all shipping and handling costs be removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Prior to December 31, 2000, the Company netted both shipping revenues and shipping costs in net sales. The Company applied Issue 00-10 as of December 31, 2000 and reclassified prior periods which resulted in increased net sales and increased selling and distribution expenses of $5,935 in the quarter ended March 31, 2000. The reclassification had no effect on net income. Shipping and handling costs of $12,562 and $12,503 are included in the caption entitled "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended March 31, 2001 and 2000, respectively.

C.  INVENTORIES

         Components of inventories are as follows:

                                                    March 31       December 31
                                                      2001            2000
                                                    --------------------------
Finished goods                                       $43,582         $37,198
Work-in-process                                       18,961          11,810
Raw materials and supplies                            23,732          21,185
------------------------------------------------------------------------------
                                                      86,275          70,193
Less excess of cost over LIFO stated values           10,008           9,574
------------------------------------------------------------------------------
Net Inventories                                      $76,267         $60,619
==============================================================================

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

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999, which continues to be pending before the Court of Appeals for the Third Circuit. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three months ended March 31, 2001 and 2000 are as follows:

                                          Three Months Ended
                                               March 31
                                   ---------------------------------
                                      2001                  2000
                                   ---------------------------------
Net Sales
Climbing Products                  $ 102,475             $ 108,655
Extruded Products                     22,102                26,302
--------------------------------------------------------------------
                                   $ 124,577             $ 134,957
--------------------------------------------------------------------
Operating Profit (Loss)
Climbing Products                  $   8,543             $   9,249
Extruded Products                      1,029                   703
Corporate and Other                   (1,094)                 (539)
--------------------------------------------------------------------
                                   $   8,478             $   9,413
====================================================================

         Corporate and Other includes various corporate expenses and eliminations.

F.  SALES OF ACCOUNTS RECEIVABLE

         The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a $50,000 receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement"). As of March 31, 2001 and December 31, 2000, the Company had sold $75,143 and $78,332 of accounts receivable, net of the loss on sale, in exchange for $20,000 in cash and an undivided interest in the accounts receivable of $55,143 and $58,332, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net".

G.  PLANT SHUTDOWN COSTS

         During 2000, the Company recorded plant shutdown costs of $1,093 associated with a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. The plan reflected the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees were paid severance, vacation and other benefits totaling approximately $372. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. Other exit costs of $207 were paid as of March 31, 2001. The payment of the remaining costs is expected to extend through December 31, 2001.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  SUPPLEMENTAL GUARANTOR INFORMATION

         The Company's debt includes borrowings under a secured senior credit facility (the "Senior Credit Facility") and 10% Senior Subordinated Notes maturing November 15, 2007 (the "Notes"). The issuer of this debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Werner Holding Co. (PA), Inc. (the "Parent Company") has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

         Following is condensed consolidated information for the Parent Company, the Issuer, the Guarantor Subsidiaries, and Werner Funding Corporation (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.   SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                                SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                             ---------------------------------------------------------------------------------------
                                                                              COMBINED         NON-
                                               PARENT                         GUARANTOR     GUARANTOR
                                               COMPANY         ISSUER        SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             ---------------------------------------------------------------------------------------
MARCH 31, 2001
ASSETS
Current assets:
    Undivided interest in accounts
      receivable                              $      --       $      --       $      --       $55,143      $     --      $  55,143
    Inventories, net                                 --              --          76,267            --            --         76,267
    Other current assets                            235             124           6,106             5            --          6,470
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                          235             124          82,373        55,148            --        137,880
Property, plant and equipment, net                   --               2         105,192            --            --        105,194
Investment in subsidiaries                     (142,617)       (118,587)          7,208            --       253,996             --
Other assets                                          5           4,719          34,476           100            --         39,300
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                            $(142,377)      $(113,742)      $ 229,249       $55,248      $253,996      $ 282,374
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
    Other current liabilities                 $    (457)      $  12,191       $  63,386       $   268      $     --      $  75,388
    Intercompany payable (receivable)           (11,034)       (254,440)        217,702        47,772            --             --
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                 (11,491)       (242,249)        281,088        48,040            --         75,388
Long-term debt                                       --         271,124           5,924            --            --        277,048
Other long-term liabilities                          --              --          60,824            --            --         60,824
      Total equity (deficit)                   (130,886)       (142,617)       (118,587)        7,208       253,996       (130,886)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT)                            $(142,377)      $(113,742)      $ 229,249       $55,248      $253,996      $ 282,374
====================================================================================================================================

DECEMBER 31, 2000
ASSETS
Current assets:
    Undivided interest in accounts
      receivable                              $      --       $      --       $      --       $58,332      $     --      $  58,332
    Inventories, net                                 --              --          60,619            --            --         60,619
    Other current assets                            184             (16)          8,494             5            --          8,667
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                          184             (16)         69,113        58,337            --        127,618
Property, plant and equipment, net                   --               2         102,902            --            --        102,904
Investment in subsidiaries                     (142,847)       (119,198)          7,115            --       254,930             --
Other assets                                          5           5,176          34,071           100            --         39,352
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                            $(142,658)      $(114,036)      $ 213,201       $58,437      $254,930      $ 269,874
====================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
    Other current liabilities                 $    (571)      $   9,901       $  56,857       $   211      $     --      $  66,398
    Intercompany payable (receivable)           (10,831)       (252,476)        212,196        51,111            --             --
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                 (11,402)       (242,575)        269,053        51,322            --         66,398
Long-term debt                                       --         271,386           5,958            --            --        277,344
Other long-term liabilities                          --              --          57,388            --            --         57,388
      Total equity (deficit)                   (131,256)       (142,847)       (119,198)        7,115       254,930       (131,256)
------------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT)                            $(142,658)      $(114,036)      $ 213,201       $58,437      $254,930      $ 269,874
====================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                            -----------------------------------------------------------------------------------
                                                                        COMBINED          NON-
                                            PARENT                      GUARANTOR      GUARANTOR
                                            COMPANY       ISSUER       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            -----------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2001
   Net sales                                $    --       $    --       $ 124,577       $    --       $    --       $ 124,577
   Cost of sales                                 --            --          89,352            --            --          89,352
-------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                  --            --          35,225            --            --          35,225
   Selling, general and administrative
      expenses                                   --            24          26,723            --            --          26,747
-------------------------------------------------------------------------------------------------------------------------------
   Operating(loss)profit                         --           (24)          8,502            --            --           8,478
   Other income (expense), net                  897         1,297          (1,236)        1,188        (2,164)            (18)
   Interest income (expense)                    267          (633)         (5,333)       (1,044)           --          (6,743)
-------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes
      (benefit)                               1,164           640           1,933           144        (2,164)          1,717
   Income taxes (benefit)                       132          (205)            709            50            --             686
-------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                     $ 1,032       $   845       $   1,224       $    94       $(2,164)      $   1,031
===============================================================================================================================

FOR THE THREE MONTHS ENDED
MARCH 31, 2000
   Net sales                                $    --       $    --       $ 134,957       $    --       $    --       $ 134,957
   Cost of sales                                 --            --          96,841            --            --          96,841
-------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                  --            --          38,116            --            --          38,116
   Selling, general and administrative
      expenses                                   11             5          28,687            --            --          28,703
-------------------------------------------------------------------------------------------------------------------------------
   Operating (loss) profit                      (11)           (5)          9,429            --            --           9,413
   Other income (expense), net                1,502         2,014            (598)        1,496        (4,124)            290
   Interest income (expense)                    255          (768)         (5,893)         (539)           --          (6,945)
-------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes
      (benefit)                               1,746         1,241           2,938           957        (4,124)          2,758
   Income taxes (benefit)                       101          (233)            891           354            --           1,113
-------------------------------------------------------------------------------------------------------------------------------
      NET INCOME(LOSS)                      $ 1,645       $ 1,474       $   2,047       $   603       $(4,124)      $   1,645
===============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                             ---------------------------------------------------------------------------
                                                                               COMBINED           NON-
                                              PARENT                           GUARANTOR       GUARANTOR
                                              COMPANY          ISSUER         SUBSIDIARIES     SUBSIDIARY   CONSOLIDATED
                                             ---------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2001
   Net cash from operating activities         $   249          $ 1,857          $(10,121)         $ 3          $(8,012)
   Net cash from investing activities            (203)          (1,507)           (2,375)          --           (4,085)
   Net cash from financing activities             (46)            (362)            7,775           --            7,367
------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash
      and cash equivalents                         --              (12)           (4,721)           3           (4,730)
   Cash and cash equivalents at
      beginning of period                      (1,919)              22             7,414            1            5,518
------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at
      end of period                           $(1,919)         $    10          $  2,693          $ 4          $   788
========================================================================================================================

FOR THE THREE MONTHS ENDED
MARCH 31, 2000
   Net cash from operating activities         $  (448)         $   806          $  1,615          $(2)         $ 1,971
   Net cash from investing activities             511             (444)           (8,132)          --           (8,065)
   Net cash from financing activities             (63)            (362)            6,718           --            6,293
------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash
      and cash equivalents                         --               --               201           (2)             199
   Cash and cash equivalents at
      beginning of period                          --              417               442            7              866
------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at
      end of period                           $    --          $   417          $    643          $ 5          $ 1,065
========================================================================================================================

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

GENERAL

         Reclassifications. As a result of the adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company has reclassified certain amounts among net sales and selling and distribution expenses in accordance with this pronouncement for the March 31, 2000 quarter presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Company's Condensed Consolidated Financial Statements included elsewhere herein (see Note B of the Notes to Condensed Consolidated Financial Statements). The reclassifications did not have any effect on operating profit or net income. The discussions below reflect the impact of the reclassifications.

         Cost Reduction Initiatives. Subsequent to March 31, 2001, the Company implemented several cost reduction initiatives as a result of the slowdown in the U.S. economy. These initiatives include reductions in discretionary spending and the reduction of approximately 6% of the Company's salaried employees. The pre-tax charge to provide severance and other benefits to the affected salaried employees is expected to range between $0.5 million and $0.8 million and will be recognized in the quarter ended June 30, 2001.

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2001 AS COMPARED TO QUARTER ENDED MARCH 31, 2000

         Net Sales. Net sales decreased $10.4 million or 7.7% to $124.6 million for the quarter ended March 31, 2001 from $135.0 million for the quarter ended March 31, 2000 which primarily reflects the impact of a slowing economy. Net sales of climbing products decreased $6.2 million or 5.7% to $102.5 million for the quarter ended March 31, 2001 from $108.7 million for the quarter ended March 31, 2000 primarily due to lower unit sales volumes. Net sales of extruded products of $22.1 million for the quarter ended March 31, 2001 declined by $4.2 million or 16.0% compared to the quarter ended March 31, 2000 due primarily to lower unit sales volumes.

         Gross Profit. Gross profit decreased by $2.9 million or 7.6% to $35.2 million for the quarter ended March 31, 2001 from $38.1 million for the quarter ended March 31, 2000 primarily reflecting the impact of lower unit sales volumes. Gross profit as a percentage of net sales in the quarter ended March 31, 2001 increased to 28.3% from 28.2% for the quarter ended March 31, 2000. The increase in the gross profit margin percentage principally resulted from lower aluminum costs and an improvement in the profitability of the mix of extruded product sales.

         General and Administrative Expenses. General and administrative expenses declined to $6.2 million or 19.7% for the quarter ended March 31, 2001 from $7.7 million for the quarter ended March 31, 2000. The decline is primarily due to reduced consulting expenses, a decrease in the provision for losses on accounts receivable and lower payroll and related expenses.

         Selling and Distribution Expenses. Selling and distribution expenses declined $0.4 million or 2.1% to $20.6 million for the quarter ended March 31, 2001 from $21.0 million for the quarter ended March 31, 2000 which primarily reflects the impact of lower sales commissions.

          Operating Profit. Operating profit declined $0.9 million to $8.5 million for the quarter ended March 31, 2001 from $9.4 million for the quarter ended March 31, 2000. Operating profit of the Climbing Products segment declined $0.7 million to $8.5 million in the first quarter of 2001 from $9.2 million in the first quarter of 2000. The lower operating profit primarily reflects the decline in unit sales volumes partially offset by lower aluminum costs, lower general and administrative expenses and price increases implemented in the second half of 2000. Operating profit of the Extruded Products segment of $1.0 million for the quarter ended March 31, 2001 increased by $0.3 million over operating profit for the quarter ended March 31, 2000 primarily due to an improvement in the profitability of the product mix and lower general and administrative expenses. Corporate and Other expenses increased $0.6 million for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 primarily due to expense incurred in the current quarter associated with implementing manufacturing cost savings.

         Other Income (Expense), Net. Other income, net decreased by $0.3 million for the quarter ended March 31, 2001 from $0.3 million recorded in the quarter ended March 31, 2000. The decrease was primarily attributable to a decline in royalty and other income.

         Interest Expense. Interest expense declined $0.2 million to $6.7 million for the quarter ended March 31, 2001 from $6.9 million for the quarter ended March 31, 2000 primarily due to lower interest rates.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of March 31, 2001 and 2000, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended March 31, 2001 approximates the effective tax rate of the same quarter last year.

         The difference between the statutory and effective tax rates at both March 31, 2001 and 2000 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income declined by $0.6 million to $1.0 million for the quarter ended March 31, 2001 from net income of $1.6 million for the quarter ended March 31, 2000 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable. The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations, availability under the Senior Credit Facility, and the Receivables Purchase Agreement.

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company complied with all its debt covenants at March 31, 2001. The Company anticipates that it will continue to comply with its debt covenants in 2001, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows used by operating activities was $8.0 million for the three months ended March 31, 2001 compared to net cash provided by operating activities of $2.0 million for the three months ended March 31, 2000. The decline is primarily attributable to increases in cash used for accounts payable, income taxes payable, inventories and other current assets. Net cash used in investing activities was $4.1 million for the three months ended March 31, 2001 compared to net cash used of $8.1 million for the three months ended March 31, 2000. The decrease is primarily due to a decline in capital expenditures for various capital projects, including information systems and increased capacity. Net cash flows provided by financing activities were $7.4 million for the three months ended March 31, 2001 compared to $6.3 million for the three months ended March 31, 2000 which primarily reflects an increase in book overdrafts in the current period compared to the first three months of the prior year.

         The Company's ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flows from operations or that future borrowings will be available under the Senior Credit Facility and the Receivables Purchase Agreement in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions, if any. In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2000, the FASB issued Statement No. 140 (SFAS No. 140), a replacement of Statement 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140, which is effective for transactions occurring after March 31, 2001, will not have a significant impact on the Company's results of operations, financial position, or cash flows.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the three months ended March 31, 2001. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

         The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's most recent Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

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

         3.3 Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         3.4 Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.1 to Issuer's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

         10.1 Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings Plan.

         (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       WERNER HOLDING CO. (PA), INC.


Date:  May 15, 2001                    /s/ LARRY V. FRIEND
                                       ----------------------------------------
                                       Larry V. Friend
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)




                                       WERNER HOLDING CO. (DE), INC.


Date:  May 15, 2001                    /s/ LARRY V. FRIEND
                                       ----------------------------------------
                                       Larry V. Friend
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)