Form 10-Q
period 2001-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2001-08-14
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001


                        Commission File No. 333-46607-12

                          WERNER HOLDING CO. (PA), INC.
           (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               25-0906895
  (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

            93 WERNER RD.                              16125
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



         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of June 30, 2001:

   Werner Holding Co. (PA), Inc.   1,879.5454 shares of Class A Common Stock
                                   21,774.9346 shares of Class B Common Stock
                                   5,618.7790 shares of Class C Common Stock
                                   1,000 shares of Class D Common Stock
                                   45,000 shares of Class E Common Stock

   Werner Holding Co. (DE), Inc.   1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED JUNE 30, 2001

PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--June 30, 2001 and
                     December 31, 2000....................................................................           1
                   Condensed Consolidated Statements of Income--Three and Six Months Ended
                     June 30, 2001 and 2000...............................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three and Six Months Ended June 30, 2001 and 2000...................          3
                   Condensed Consolidated Statements of Cash Flows--Six Months Ended
                     June 2001 and 2000...................................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                    Subsidiaries..........................................................................          15
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          20


PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          21
Item 4.          Submission of Matters to a Vote of Security Holders......................................          21
Item 6.          Exhibits and Reports on Form 8-K.........................................................          21

SIGNATURES       .........................................................................................          22






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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1.
                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30      DECEMBER 31
                                                                       2001           2000
                                                                   -----------------------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                          $     184      $   5,518
   Undivided interest in accounts receivable                             65,283         58,332
   Allowance for doubtful accounts                                       (1,879)        (1,816)
   Refundable income taxes                                                    -          2,033
   Inventories                                                           66,682         60,619
   Deferred income taxes                                                  1,332          1,583
   Other                                                                  1,630          1,349
-----------------------------------------------------------------------------------------------
      Total current assets                                              133,232        127,618

Property, plant and equipment, net                                      108,833        102,904

Other assets:
   Deferred income taxes                                                 13,785         12,112
   Deferred financing fees, net                                           8,031          9,185
   Other                                                                 14,078         18,055
-----------------------------------------------------------------------------------------------
                                                                         35,894         39,352
-----------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                    $ 277,959      $ 269,874
===============================================================================================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                   $  30,250      $  23,302
   Accrued liabilities                                                   33,923         40,973
   Income taxes payable                                                     715              -
   Current maturities of long-term debt                                   1,844          2,123
-----------------------------------------------------------------------------------------------
      Total current liabilities                                          66,732         66,398
Long-term obligations:
   Long-term debt                                                       276,044        277,344
   Reserve for product liability and workers' compensation claims        43,042         37,995
   Other long-term obligations                                           19,723         19,393
-----------------------------------------------------------------------------------------------
      Total liabilities                                                 405,541        401,130
Shareholders' deficit:
   Common stock                                                               1              1
   Additional paid-in-capital                                           201,137        201,272
   Accumulated deficit                                                 (325,618)      (330,061)
   Accumulated other non-owner changes in equity                           (649)             -
   Notes receivable arising from stock loan plan                         (2,453)        (2,468)
-----------------------------------------------------------------------------------------------
      Total shareholders' deficit                                      (127,582)      (131,256)
-----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                     $ 277,959      $ 269,874
===============================================================================================



See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30                      JUNE 30
                                        --------------------------------------------------------
                                          2001           2000           2001           2000
                                        --------------------------------------------------------
Net sales                               $ 143,927      $ 146,876      $ 268,504      $ 281,833
Cost of sales                             103,576        103,251        192,928        200,092
-----------------------------------------------------------------------------------------------
Gross profit                               40,351         43,625         75,576         81,741
General and administrative expenses         4,977          7,032         11,153         14,724
Selling and distribution expenses          22,207         22,128         42,778         43,139
Plant shutdown costs                            -          1,400              -          1,400
------------------------------------------------------------------------------------------------
Operating profit                           13,167         13,065         21,645         22,478
Other income (expense), net                  (850)          (238)          (868)            52
------------------------------------------------------------------------------------------------
Income before interest and taxes           12,317         12,827         20,777         22,530
Interest expense                            6,626          6,934         13,369         13,879
------------------------------------------------------------------------------------------------
Income before income taxes                  5,691          5,893          7,408          8,651
Income taxes                                2,279          2,270          2,965          3,383
------------------------------------------------------------------------------------------------
NET INCOME                              $   3,412      $   3,623      $   4,443      $   5,268
================================================================================================





See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                ACCUMULATED                    TOTAL
                                                   ADDITIONAL                    OTHER NON-                SHAREHOLDERS'
                                         COMMON      PAID-IN     ACCUMULATED    OWNER EQUITY                  EQUITY
                                         STOCK       CAPITAL       DEFICIT        CHANGES        OTHER       (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                  $   1    $ 201,272     $ (330,061)     $        -   $(2,468)     $  (131,256)
Non-owner equity changes:
     Net income                                                         1,031                                      1,031
     Cumulative effect of accounting change
       for derivatives (net of deferred tax
       of $69)                                                                           (118)                      (118)
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $291)                                                            (497)                      (497)
                                                                                                         ----------------
         Total non-owner equity changes                                                                              416
Repurchase of common stock                                 (61)                                                      (61)
Reduction in notes receivable arising from
     stock loan plan                                                                                 15               15
------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                   $   1    $ 201,211     $ (329,030)     $     (615)  $(2,453)      $ (130,886)
=========================================================================================================================

Non-owner equity changes:
     Net income                                                         3,412                                      3,412
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $21)                                                             (34)                        (34)
                                                                                                          ----------------
         Total non-owner equity changes                                                                            3,378
Notes receivable arising from stock loan
     plan                                                                                           (18)             (18)
Repurchase of common stock                                 (74)                                                      (74)
Reduction in notes receivable arising from
     stock loan plan                                                                                 18               18
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                    $   1    $ 201,137     $ (325,618)       $   (649)  $(2,453)     $  (127,582)
=========================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 ACCUMULATED
                                                     ADDITIONAL                   OTHER NON-                 TOTAL
                                            COMMON    PAID-IN     ACCUMULATED    OWNER EQUITY             SHAREHOLDERS'
                                            STOCK     CAPITAL       DEFICIT        CHANGES       OTHER   EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                  $   1    $ 198,786     $ (341,718)       $   (260)  $  (685)     $  (143,876)
Non-owner equity changes:
     Net income                                                         1,645                                      1,645
                                                                                                          ----------------
         Total non-owner equity changes                                                                            1,645
Notes receivable arising from stock loan
     plan, net                                                                                   (1,624)          (1,624)
Repurchase of common stock                                               (611)                                      (611)
Issuance of common stock                                 2,172                                                     2,172
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                   $   1    $ 200,958     $ (340,684)       $   (260)  $(2,309)     $  (142,294)
=========================================================================================================================

Non-owner equity changes:
     Net income                                                         3,623                                      3,623
                                                                                                          ----------------
         Total non-owner equity changes                                                                            3,623
Notes receivable arising from stock loan
     plan                                                                                          (635)            (635)
Issuance of common stock                                   847                                                       847
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                    $   1    $ 201,805     $ (337,061)       $   (260)  $(2,944)     $  (138,459)
=========================================================================================================================

Non-owner equity changes:
     Net income                                                         3,622                                      3,622
                                                                                                          ----------------
         Total non-owner equity changes                                                                            3,622
Reduction in notes receivable arising from
     stock loan plan                                                                                477              477
Repurchase of common stock                                (533)                                                     (533)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000               $   1    $ 201,272    $  (333,439)       $   (260)  $(2,467)     $  (134,893)
=========================================================================================================================

Non-owner equity changes:
     Net income                                                         3,378                                      3,378
     Adjustment to minimum pension liability
        (net of deferred tax of $152)                                                     260                        260
                                                                                                          ----------------
         Total non-owner equity changes                                                                            3,638
Notes receivable arising from stock loan plan                                                        (1)              (1)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                $   1    $ 201,272     $ (330,061)       $      -   $(2,468)     $  (131,256)
=========================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30
                                                                                   ----------------------------
                                                                                       2001              2000
                                                                                   ----------------------------
OPERATING ACTIVITIES
Net income                                                                          $  4,443          $  5,268
Reconciliation of net income to net cash provided by operating activities:
   Depreciation                                                                        4,724             4,239
   Amortization of deferred financing fees and original issue discount                 1,356             1,345
   Amortization of deferred costs                                                      1,599             1,769
   Provision for plant shutdown costs                                                      -             1,400
   Provision for losses on accounts receivable                                           300               400
   Provision for product liability and workers' compensation claims                    7,920             7,424
   Payment of product liability and workers' compensation claims                      (2,873)           (1,656)
   Deferred income taxes                                                              (1,422)           (1,432)
   Impairment of investments                                                             303                 -
   Changes in operating assets  and liabilities:
      Undivided interest in accounts receivable                                       (6,951)            5,530
      Refundable income taxes                                                          2,033               697
      Inventories                                                                     (6,063)           (2,262)
      Accounts payable                                                                 3,967            (2,828)
      Income taxes payable                                                               715             2,101
      Other assets and liabilities, net                                               (8,607)           (4,111)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              1,444            17,884
INVESTING ACTIVITIES
Capital expenditures                                                                 (10,411)          (16,073)
Proceeds from sale of investment                                                       2,096                 -
Other, net                                                                               457                97
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (7,858)          (15,976)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                 -                56
Issuance of common stock                                                                   7               704
Repurchase of common stock                                                              (127)             (611)
Increase (decrease) in cash overdrafts                                                 2,981              (903)
Repayments of long-term debt                                                          (1,781)             (725)
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                       1,080            (1,479)
---------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (5,334)              429
Cash and cash equivalents at beginning of period                                       5,518               866
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    184          $  1,295
===============================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of common stock in exchange for notes receivable arising
   from stock loan plan                                                             $     18          $  2,315
===============================================================================================================
Cancellation of notes receivable arising from stock loan plan in connection
   with repurchase of common stock                                                  $    (33)         $      -
===============================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

         Derivatives are held as part of a formal risk management policy and are held for purposes other than trading. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The ineffective portions, which were not material in the six months ended June 30, 2001, are included in the Company's results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company's results of operations. The amount of such gains or losses was immaterial in the six months ended June 30, 2001.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

Such contracts are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle.

          Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the six months ended June 30, 2001. As of June 30, 2001, all of the $649 net of tax loss recognized in other comprehensive income is expected to be recognized in the Company's results of operations over the next twelve months.

         In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement No. 140, a replacement of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140, which is effective for transactions occurring after March 31, 2001, did not have a significant impact on the Company's results of operations, financial position or cash flows.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statements No. 141 and 142 will not have a significant impact on the Company's results of operations, financial position or cash flows.

B. SHIPPING AND HANDLING FEES AND EXPENSES

         The FASB's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires all shipping and handling fees billed to customers to be classified as revenues and all shipping and handling costs be removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Prior to December 31, 2000, the Company netted both shipping revenues and shipping costs in net sales. The Company applied Issue 00-10 as of December 31, 2000 and reclassified prior periods which resulted in increased net sales and increased selling and distribution expenses of $6,365 and $12,300 in the three and six months ended June 30, 2000, respectively. The reclassification had no effect on net income. Shipping and handling costs of $13,642 and $13,696 are included in the caption entitled "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended June 30, 2001 and 2000, respectively, and $26,204 and $26,199 are included for the six months ended June 30, 2001 and 2000, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)



C.  INVENTORIES

         Components of inventories are as follows:


                                                JUNE 30      DECEMBER 31
                                                  2001          2000
                                               --------------------------
Finished goods                                   $37,548      $37,198
Work-in-process                                   17,839       11,810
Raw materials and supplies                        21,045       21,185
-------------------------------------------------------------------------
                                                  76,432       70,193
Less excess of cost over LIFO stated values        9,750        9,574
-------------------------------------------------------------------------
NET INVENTORIES                                  $66,682      $60,619
=========================================================================


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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and six months ended June 30, 2001 and 2000 are as follows:

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                      JUNE 30                          JUNE 30
                            -----------------------------------------------------------
                                2001           2000            2001             2000
                            -----------------------------------------------------------
NET SALES
Climbing Products            $ 123,452       $ 118,222       $ 225,927       $ 226,877
Extruded Products               20,475          28,654          42,577          54,956
---------------------------------------------------------------------------------------
                             $ 143,927       $ 146,876       $ 268,504       $ 281,833
=======================================================================================

OPERATING PROFIT (LOSS)
Climbing Products            $  14,737       $  11,504       $  23,280       $  20,753
Extruded Products                 (311)          2,182             718           2,885
Corporate and Other             (1,259)           (621)         (2,353)         (1,160)
---------------------------------------------------------------------------------------
                             $  13,167       $  13,065       $  21,645       $  22,478
=======================================================================================

         Corporate and Other includes various corporate expenses and eliminations. Operating profit for the Climbing Products segment for the three and six month periods ended June 30, 2000 includes the impact of a $1,400 charge related to plant shutdown costs - see Note G.

F.  SALES OF ACCOUNTS RECEIVABLE

         The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a $50,000 receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement"). As of June 30, 2001 and December 31, 2000, the Company had sold, on a recurring basis, $93,283 and $78,332 of accounts receivable, net of the loss on sale, in exchange for $28,000 and $20,000 in cash and an undivided interest in the accounts receivable of $65,283 and $58,332, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net."

G.  PLANT SHUTDOWN COSTS

         During the quarter ended June 30, 2000, the Company recorded plant shutdown costs of $1,400 associated with a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. During the quarter ended December 31, 2000, the charge was reduced by $307 to $1,093 due to reopening a portion of the Swainsboro, Georgia facility. The plan reflected the

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

G.  PLANT SHUTDOWN COSTS - CONTINUED

elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees were paid severance, vacation and other benefits totaling approximately $372. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. Other exit costs of $359 were paid as of June 30, 2001. The payment of the remaining costs is expected to extend through December 31, 2001.

H.  DEBT

         The Company's senior credit facility, which consists of term loan facilities and a revolving credit facility (the "Senior Credit Facility") was amended on July 24, 2001 to provide for certain changes effective as of June 30, 2001. The amount available under the revolving credit facility, which matures on November 30, 2003, was reduced from $100,000 to $70,000. No amounts were borrowed under the revolving credit facility at June 30, 2001, or December 31, 2000. Available borrowings under this arrangement continue to be reduced by amounts issued under a letter of credit subfacility which totaled $9,859 and $6,471 at June 30, 2001 and December 31, 2000, respectively. The financial covenants of the Senior Credit Facility were amended to reduce the minimum EBITDA requirement and to make the maximum leverage and interest coverage covenants more restrictive. The effect on deferred financing fees, if any, and related amortization calculated using the effective interest method will be evaluated in the quarter ending September 30, 2001.

         A provision of the Senior Credit Facility requires that net proceeds from certain asset sales be used to reduce debt when the aggregate of such net proceeds since inception of the facility exceeds $2,000. Pursuant to this provision, $683 was used to reduce term loans during the quarter ended June 30, 2001, as a result of the sale of an investment formerly held by Manufacturers Indemnity and Insurance Company of America, the Company's captive insurance subsidiary which was dissolved in 1998. Effective June 30, 2001, installments of the Tranche B term loans are due in aggregate principal amounts of $896 per annum through 2002, $29,854 in 2003, and $55,230 in 2004. Installments of the Tranche C term loans are due in aggregate principal amounts of $547 per annum through 2004 and $50,901 in 2005.

I.  SUPPLEMENTAL GUARANTOR INFORMATION

         The Company's debt includes borrowings under the Senior Credit Facility and 10% Senior Subordinated Notes maturing November 15, 2007 (the "Notes"). The issuer of this debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Werner Holding Co. (PA), Inc. (the "Parent Company") has provided a full, unconditional, joint and several guaranty of the Issuer's obligations under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

I.    SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED


                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                            -------------------------------------------------------------------------------
                                                                       COMBINED         NON-
                                              PARENT                   GUARANTOR     GUARANTOR
                                             COMPANY        ISSUER    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS CONSOLIDATED
                                            -------------------------------------------------------------------------------
JUNE 30, 2001
ASSETS
Current assets:
  Undivided interest in accounts
     receivable                             $       -     $       -     $       -     $  65,283     $       -    $  65,283
  Inventories, net                                  -             -        66,682             -             -       66,682
  Other current assets                            285            13           966             3             -        1,267
---------------------------------------------------------------------------------------------------------------------------
     Total current assets                         285            13        67,648        65,286             -      133,232
Property, plant and equipment, net                  -             2       108,831             -             -      108,833
Investment in subsidiaries                   (139,424)     (114,615)        7,321             -       246,718            -
Other assets                                        5         2,179        33,610           100             -       35,894
---------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                           $(139,134)    $(112,421)    $ 217,410     $  65,386     $ 246,718    $ 277,959
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities                 $    (553)    $  10,204     $  57,146     $     (65)    $       -    $  66,732
  Intercompany payable (receivable)           (10,999)     (253,389)      206,258        58,130             -            -
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                (11,552)     (243,185)      263,404        58,065             -       66,732
Long-term debt                                      -       270,188         5,856             -             -      276,044
Other long-term liabilities                         -             -        62,765             -             -       62,765
     Total equity (deficit)                  (127,582)     (139,424)     (114,615)        7,321       246,718     (127,582)
---------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND EQUITY
        (DEFICIT)                           $(139,134)    $(112,421)    $ 217,410     $  65,386     $ 246,718    $ 277,959
===========================================================================================================================

DECEMBER 31, 2000
ASSETS
Current assets:
  Undivided interest in accounts
     receivable                             $       -     $       -     $       -     $  58,332     $       -    $  58,332
  Inventories, net                                  -             -        60,619             -             -       60,619
  Other current assets                            184           (16)        8,494             5             -        8,667
---------------------------------------------------------------------------------------------------------------------------
     Total current assets                         184           (16)       69,113        58,337             -      127,618
Property, plant and equipment, net                  -             2       102,902             -             -      102,904
Investment in subsidiaries                   (142,847)     (119,198)        7,115             -       254,930            -
Other assets                                        5         5,176        34,071           100             -       39,352
---------------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                           $(142,658)    $(114,036)    $ 213,201     $  58,437     $ 254,930    $ 269,874
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Other current liabilities                 $    (571)    $   9,901     $  56,857     $     211     $       -    $  66,398
  Intercompany payable (receivable)           (10,831)     (252,476)      212,196        51,111             -            -
---------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                (11,402)     (242,575)      269,053        51,322             -       66,398
Long-term debt                                      -       271,386         5,958             -             -      277,344
Other long-term liabilities                         -             -        57,388             -             -       57,388
     Total equity (deficit)                  (131,256)     (142,847)     (119,198)        7,115       254,930     (131,256)
---------------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND EQUITY
        (DEFICIT)                           $(142,658)    $(114,036)    $ 213,201     $  58,437     $ 254,930    $ 269,874
===========================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

I.   SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                         ---------------------------------------------------------------------------------
                                                                      COMBINED       NON-
                                          PARENT                      GUARANTOR   GUARANTOR
                                         COMPANY        ISSUER      SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                         ---------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2001
  Net sales                              $       -     $       -     $ 268,504     $       -     $       -     $ 268,504
  Cost of sales                                  -             -       192,928             -             -       192,928
--------------------------------------------------------------------------------------------------------------------------
  Gross profit                                   -             -        75,576             -             -        75,576
  Selling, general and administrative
     expenses                                    2            37        53,892             -             -        53,931
--------------------------------------------------------------------------------------------------------------------------
  Operating (loss) profit                       (2)          (37)       21,684             -             -        21,645
  Other income (expense), net                4,177         4,770        (2,663)        2,354        (9,506)         (868)
  Interest income (expense)                    532        (1,287)      (10,577)       (2,037)                    (13,369)
--------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes
     (benefit)                               4,707         3,446         8,444           317        (9,506)        7,408
  Income taxes (benefit)                       264          (625)        3,215           111             -         2,965
--------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                   $   4,443     $   4,071     $   5,229     $     206     $  (9,506)    $   4,443
==========================================================================================================================

FOR THE THREE MONTHS ENDED
JUNE 30, 2001
  Net sales                              $       -     $       -     $ 143,927     $       -     $       -     $ 143,927
  Cost of sales                                  -             -       103,576             -             -       103,576
--------------------------------------------------------------------------------------------------------------------------
  Gross profit                                   -             -        40,351             -             -        40,351
  Selling, general and administrative
     expenses                                    2            13        27,169             -             -        27,184
--------------------------------------------------------------------------------------------------------------------------
  Operating (loss) profit                       (2)          (13)       13,182             -             -        13,167
  Other income (expense), net                3,280         3,473        (1,427)        1,166        (7,342)         (850)
  Interest income (expense)                    265          (654)       (5,244)         (993)            -        (6,626)
--------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes
     (benefit)                               3,543         2,806         6,511           173        (7,342)        5,691
  Income taxes (benefit)                       132          (420)        2,506            61             -         2,279
--------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                   $   3,411     $   3,226     $   4,005     $     112     $  (7,342)    $   3,412
===========================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

I.   SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                         --------------------------------------------------------------------------------
                                                                     COMBINED         NON-
                                          PARENT                     GUARANTOR    GUARANTOR
                                         COMPANY        ISSUER      SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                         --------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2000
  Net sales                              $       -     $       -     $ 281,833     $       -     $       -     $ 281,833
  Cost of sales                                  -             -       200,092             -             -       200,092
--------------------------------------------------------------------------------------------------------------------------
  Gross profit                                   -             -        81,741             -             -        81,741
  Selling, general and administrative
     expenses                                   11            14        57,838             -             -        57,863
  Plant shutdown costs                           -             -         1,400             -             -         1,400
--------------------------------------------------------------------------------------------------------------------------
  Operating (loss) profit                      (11)          (14)       22,503             -             -        22,478
  Other income (expense), net                5,072         5,759        (2,339)        3,145       (11,585)           52
  Interest income (expense)                    506        (1,837)      (10,385)       (2,163)                    (13,879)
--------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes
     (benefit)                               5,567         3,908         9,779           982       (11,585)        8,651
  Income taxes (benefit)                       299          (850)        3,571           363                       3,383
--------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                   $   5,268     $   4,758     $   6,208     $     619     $ (11,585)    $   5,268
===========================================================================================================================

FOR THE THREE MONTHS ENDED
JUNE 30, 2000
  Net sales                              $       -     $       -     $ 146,876      $      -     $      -      $ 146,876
  Cost of sales                                  -             -       103,251             -             -       103,251
--------------------------------------------------------------------------------------------------------------------------
  Gross profit                                   -             -        43,625             -             -        43,625
  Selling, general and administrative
     expenses                                    -             9        29,151             -             -        29,160
  Plant shutdown costs                           -             -         1,400             -             -         1,400
--------------------------------------------------------------------------------------------------------------------------
  Operating (loss) profit                        -            (9)       13,074             -             -        13,065
  Other income (expense), net                3,570         3,745        (1,741)        1,649        (7,461)         (238)
  Interest income (expense)                    251        (1,069)       (4,492)       (1,624)            -        (6,934)
--------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes
     (benefit)                               3,821         2,667         6,841            25        (7,461)        5,893
  Income taxes (benefit)                       198          (617)        2,680             9             -         2,270
--------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                   $   3,623     $   3,284     $   4,161     $      16     $  (7,461)    $   3,623
===========================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED
                             (DOLLARS IN THOUSANDS)

I.  SUPPLEMENTAL GUARANTOR INFORMATION - CONTINUED

                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     ------------------------------------------------------------------
                                                                  COMBINED        NON-
                                        PARENT                   GUARANTOR      GUARANTOR
                                        COMPANY      ISSUER     SUBSIDIARIES   SUBSIDIARY  CONSOLIDATED
                                     ------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2001
  Net cash from operating activities    $    289     $   (247)    $  1,401     $      1     $  1,444
  Net cash from investing activities        (168)       1,639       (9,329)           -       (7,858)
  Net cash from financing activities        (121)      (1,407)       2,608            -        1,080
------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash
     and cash equivalents                      -          (15)      (5,320)           1       (5,334)
  Cash and cash equivalents at
     beginning of period                  (1,919)          22        7,414            1        5,518
------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at
     end of period                      $ (1,919)    $      7     $  2,094     $      2     $    184
======================================================================================================

FOR THE SIX MONTHS ENDED
JUNE 30, 2000
  Net cash from operating activities    $   (444)    $ (4,728)    $ 23,059     $     (3)    $ 17,884
  Net cash from investing activities         295        5,456      (21,727)           -      (15,976)
  Net cash from financing activities         149         (725)        (903)           -       (1,479)
------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash
     and cash equivalents                      -            3          429           (3)         429
  Cash and cash equivalents at
     beginning of period                       -          417          442            7          866
------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at
     end of period                      $      -     $    420     $    871     $      4     $  1,295
======================================================================================================

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

GENERAL

         Reclassifications. As a result of the adoption of EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company has reclassified certain amounts among net sales and selling and distribution expenses in accordance with this pronouncement for the three and six months ended June 30, 2000 presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Company's Condensed Consolidated Financial Statements included elsewhere herein (see Note B of the Notes to Condensed Consolidated Financial Statements). The reclassifications did not have any effect on operating profit or net income. The discussions below reflect the impact of the reclassifications.

         Cost Reduction Initiatives. During the quarter ended June 30, 2001, the Company implemented several cost reduction initiatives as a result of the slowdown in the U.S. economy. These initiatives include reductions in discretionary spending and the reduction of approximately 6% in April, and an additional reduction of approximately 4% in June, of the Company's salaried employees. The pre-tax charge to provide severance and other benefits to the affected salaried employees of $0.9 million was recorded in the quarter ended June 30, 2001.

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 2001 AS COMPARED TO QUARTER ENDED JUNE 30, 2000

         Net Sales. Net sales decreased $3.0 million or 2.0% to $143.9 million for the quarter ended June 30, 2001 from $146.9 million for the quarter ended June 30, 2000 which primarily reflects the impact of lower unit sales volumes for extruded products due to the impact of the slowing economy on the markets served. Net sales of climbing products increased $5.3 million or 4.4% to $123.5 million for the quarter ended June 30, 2001 from $118.2 million for the quarter ended June 30, 2000 primarily due to improving product mix and higher unit sales volumes driven by national sales promotions. Net sales of extruded products of $20.5 million for the quarter ended June 30, 2001 declined by $8.2 million or 28.5% compared to the quarter ended June 30, 2000 due primarily to lower unit sales volumes.

         Gross Profit. Gross profit decreased by $3.2 million or 7.5% to $40.4 million for the quarter ended June 30, 2001 from $43.6 million for the quarter ended June 30, 2000 primarily reflecting the impact of lower unit sales volumes for extruded products partially offset by the impact of higher sales of climbing products. Gross profit as a percentage of net sales in the quarter ended June 30, 2001 decreased to 28.0% from 29.7% for the quarter ended June 30, 2000. The decrease in the gross profit margin percentage principally resulted from the decline in unit sales volumes for extruded products.

         General and Administrative Expenses. General and administrative expenses were $5.0 million for the quarter ended June 30, 2001 compared to $7.0 million for the quarter ended June 30, 2000, a decline of $2.0 million or 29.2%. The decline is primarily due to reduced compensation and related expenses partially offset by the severance and related expenses associated with the reduction in salaried employees that occurred during the quarter ended June 30, 2001.

         Selling and Distribution Expenses. Selling and distribution expenses increased $0.1 million to $22.2 million for the quarter ended June 30, 2001 compared to $22.1 million for the quarter ended June 30, 2000 which primarily reflects the impact of increased advertising and freight expenses partially offset by lower sales commissions.

         Operating Profit. Operating profit increased $0.1 million to $13.2 million for the quarter ended June 30, 2001 from $13.1 million for the quarter ended June 30, 2000. Operating profit of the Climbing Products segment increased $3.2 million to $14.7 million in the second quarter of 2001 from $11.5 million in the second quarter of 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of price increases implemented in the second half of 2000, improvements in product mix, higher unit sales volumes, lower general and administrative expenses and the absence of a $1.4 million charge related to plant shutdown costs that was recorded in the quarter ended June 30, 2000. Operating profit of the Climbing Products segment also improved due to utilizing internal aluminum extrusion capacity to produce more extrusions for ladders rather than purchase them from outside suppliers at a premium over the Company's manufacturing costs. Operating loss of the Extruded Products segment of $0.3 million for the quarter ended June 30, 2001 declined by $2.5 million compared to operating profit of $2.2 million for the quarter ended June 30, 2000. The decline is primarily due to the decline in unit sales volumes partially offset by lower general and administrative expenses. Corporate and Other expenses increased $0.6 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 primarily due to consulting expenses associated with implementing manufacturing productivity improvement initiatives.

         Other Income (Expense), Net. Other (expense), net was ($0.9) million for the quarter ended June 30, 2001 compared to other (expense), net of ($0.2) million recorded in the quarter ended June 30, 2000. The increase in expense was primarily attributable to the recognition of non-cash (expense) of ($0.3) million related to the impairment of an investment formerly held by Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Company's captive insurance subsidiary that was dissolved in 1998. In addition, royalty and other income declined during the current quarter. The increase in expense for the quarter ended June 30, 2001 was partially offset by lower costs associated with the receivables purchase agreement due to lower utilization and lower interest rates during the current quarter.

         Interest Expense. Interest expense declined $0.3 million to $6.6 million for the quarter ended June 30, 2001 from $6.9 million for the quarter ended June 30, 2000 primarily due to lower interest rates.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of June 30, 2001 and 2000, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended June 30, 2001 approximates the effective tax rate of the same quarter last year.

         The difference between the statutory and effective tax rates at both June 30, 2001 and 2000 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income declined by $0.2 million to $3.4 million for the quarter ended June 30, 2001 from net income of $3.6 million for the quarter ended June 30, 2000 as a result of all of the above factors.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Net Sales. Net sales decreased $13.3 million or 4.7% to $268.5 million for the six months ended June 30, 2001 from $281.8 million for the six months ended June 30, 2000 which primarily reflects the impact of a slowing economy. Net sales of climbing products decreased $1.0 million or 0.4% to $225.9 million for the six months ended June 30, 2001 from $226.9 million for the six months ended June 30, 2000 primarily due to lower unit sales volumes partially offset by the impact of improving product mix. Net sales of extruded products of $42.6 million for the six months ended June 30, 2001 declined by $12.4 million or 22.5% compared to the quarter ended June 30, 2000 due primarily to lower unit sales volumes.

         Gross Profit. Gross profit decreased by $6.1 million or 7.5% to $75.6 million for the six months ended June 30, 2001 from $81.7 million for the six months ended June 30, 2000 primarily reflecting the impact of lower unit sales volumes. Gross profit as a percentage of net sales in the six months ended June 30, 2001 decreased to 28.1% from 29.0% for the six months ended June 30, 2000. The decrease in the gross profit margin percentage principally resulted from lower unit sales volumes.

         General and Administrative Expenses. General and administrative expenses were $11.2 million for the six months ended June 30, 2001 compared to $14.7 million for the six months ended June 30, 2000, a decline of $3.5 million or 24.3%. The decline is primarily due to reduced compensation and related expenses and lower legal and professional expenses partially offset by the severance and related expenses associated with the reduction in salaried employees that occurred during the quarter ended June 30, 2001.

         Selling and Distribution Expenses. Selling and distribution expenses decreased $0.3 million to $42.8 million for the six months ended June 30, 2001 compared to $43.1 million for the six months ended June 30, 2000 which primarily reflects the impact of lower sales commissions partially offset by increased advertising and freight expenses.

         Operating Profit. Operating profit declined $0.9 million to $21.6 million for the six months ended June 30, 2001 from $22.5 million for the six months ended June 30, 2000. Operating profit of the Climbing Products segment increased $2.5 million to $23.3 million in the first six months of 2001 from $20.8 million in the first six months of 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of price increases implemented in the second half of 2000, improvements in product mix, the absence of a $1.4 million charge related to plant shutdown costs that was recorded in the quarter ended June 30, 2000, and lower general and administrative expenses all of which more than offset the impact of a decline in unit sales volumes. Operating profit of the Extruded Products segment of $0.7 million for the six months ended June 30, 2001 declined by $2.2 million from operating profit of $2.9 million for the six months ended June 30, 2000. The decline is primarily due to the decline in unit sales volumes partially offset by lower general and administrative expenses. Corporate and Other expenses increased $1.2 million for the six months ended June 30, 2001 compared to the quarter ended June 30, 2000 primarily due to consulting expenses associated with implementing manufacturing productivity improvement initiatives.

         Other Income (Expense), Net. Other (expense), net was ($0.9) million for the six months ended June 30, 2001 compared to other income, net of $0.1 million recorded in the six months ended June 30, 2000. The increase in expense was partially attributable to the recognition of non-cash (expense) of ($0.3) million related to the impairment of an investment formerly held by MIICA. In addition, royalty and other income declined during the current period.

         Interest Expense. Interest expense declined $0.5 million to $13.4 million for the six months ended June 30, 2001 from $13.9 million for the six months ended June 30, 2000 primarily due to lower interest rates.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates for the six months ended June 30, 2001 and 2000. The effective tax rate for the six months ended June 30, 2001 approximates the effective tax rate of the same period last year.

         The difference between the statutory and effective tax rates at both June 30, 2001 and 2000 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income declined by $0.9 million to $4.4 million for the six months ended June 30, 2001 from net income of $5.3 million for the six months ended June 30, 2000 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable. The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility, as amended effective June 30, 2001, and the Receivables Purchase Agreement. On July 24, 2001, the Senior Credit Facility, which consists of term loan facilities and a revolving credit facility, was amended effective June 30, 2001 to reduce the amount available under the revolving credit facility from $100 million to $70 million. No amounts were borrowed under the revolving credit facility at June 30, 2001, or December 31, 2000, except for a reduction in availability of $9.9 million and $6.5 million, respectively, resulting from letters of credit issued under a letter of credit subfacility.

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. On July 24, 2001, the financial covenants of the Senior Credit Facility were amended effective as of June 30, 2001 in anticipation of the Company not complying with its increasing minimum EBITDA covenant due to changing business conditions. The amendment reduced the minimum EBITDA requirement through June 30, 2004 and amended the financial covenants requiring the Company to meet specific minimum interest coverage and maximum leverage requirements to be more restrictive. The Company is in compliance with all its debt covenants, as amended, effective June 30, 2001. The Company anticipates that it will continue to comply with its debt covenants in 2001, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows provided by operating activities were $1.4 million for the six months ended June 30, 2001 compared to $17.9 million for the six months ended June 30, 2000. The decline is primarily attributable to increases in cash used for accounts receivable, accrued liabilities and inventories partially offset by decreased cash used for accounts payable. Net cash used in investing activities was $7.9 million for the six months ended June 30, 2001 compared to net cash used of $16.0 million for the six months ended June 30, 2000. The decrease is primarily due to a decline in capital expenditures and the $2.1 million of cash received during the quarter ended June 30, 2001 upon the sale of an investment formerly held by MIICA. Net cash flows provided by financing activities were $1.1 million for the six months ended June 30, 2001 compared to net cash used for financing activities of $1.5 million for the six months ended June 30, 2000 reflecting an increase in book overdrafts in the current period partially offset by an increase in repayments of long-term debt. As required by the Company's Senior Credit Facility, unscheduled debt payments of $0.7 million were made in the current period from the net proceeds received from the sale of the investment formerly held by MIICA.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2000, the FASB issued Statement No. 140, a replacement of Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140, which is effective for transactions occurring after March 31, 2001, did not have a significant impact on the Company's results of operations, financial position, or cash flows.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statements No. 141 and 142 will not have a significant impact on the Company's results of operations, financial position or cash flows.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the six months ended June 30, 2001. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on May 15, 2001. The size of the Board of Directors of Holding (PA) was increased to eleven (11) persons and the following eleven (11) persons were elected as directors: Mamoun Askari, James O. Egan, Charles L. Griffith, James F. Hardymon, Dennis G. Heiner, Charles K. Marquis, Howard L. Solot, Christopher J. Stadler, Thomas J. Sullivan, Donald M. Werner and Michael E. Werner. Of the total shares of stock voted, all were cast for these eleven (11) persons with the exception that 1,046.5856 shares of voting stock were withheld for all directors. In addition, at the meeting, PricewaterhouseCoopers LLP was approved as the Company's independent auditors for the upcoming year. Of the total shares of stock voted, 71,085.5144 were cast for, 0 were cast against and 1,112.6336 shares were withheld, with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

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

                                WERNER HOLDING CO. (PA), INC.


Date:  August 14, 2001          /s/ LARRY V. FRIEND
                                ---------------------------------------------
                                Larry V. Friend
                                Vice President, Chief Financial Officer and
                                Treasurer (Principal Financial Officer and
                                Principal Accounting Officer)





                                WERNER HOLDING CO. (DE), INC.


Date:  August 14, 2001          /s/ LARRY V. FRIEND
                                ---------------------------------------------
                                Larry V. Friend
                                Vice President, Chief Financial Officer and
                                Treasurer (Principal Financial Officer and
                                Principal Accounting Officer)