Form 10-Q
period 2001-09-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2001-11-13
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


       Commission File No. 333-46607-12          Commission File No. 333-46607

       WERNER HOLDING CO. (PA), INC.             WERNER HOLDING CO. (DE), INC.
      (EXACT NAME OF CO-REGISTRANT AS          (EXACT NAME OF CO-REGISTRANT AS
         SPECIFIED IN ITS CHARTER)                 SPECIFIED IN ITS CHARTER)

      PENNSYLVANIA        25-0906895           DELAWARE         25-1581345
    (STATE OR OTHER     (IRS EMPLOYER       (STATE OR OTHER    (IRS EMPLOYER
    JURISDICTION OF   IDENTIFICATION NO.)   JURISDICTION OF  IDENTIFICATION NO.)
      INCORPORATION                          INCORPORATION
    OR ORGANIZATION)                        OR ORGANIZATION)

     93 WERNER RD.            16125          1105 NORTH MARKET ST.,     19899
GREENVILLE, PENNSYLVANIA   (ZIP CODE)            SUITE  1300          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     WILMINGTON, DELAWARE
                                             (ADDRESS OF PRINCIPAL
                                               EXECUTIVE OFFICES)

        (724) 588-2550                             (302) 478-5723
(CO-REGISTRANT'S TELEPHONE NUMBER           (CO-REGISTRANT'S TELEPHONE NUMBER
      INCLUDING AREA CODE)                       INCLUDING AREA CODE)


         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of September 30, 2001:

        Werner Holding Co. (PA), Inc. 1,879.5454 shares of Class A Common Stock
                                      21,774.9346 shares of Class B Common Stock
                                      5,560.7790 shares of Class C Common Stock
                                      1,000 shares of Class D Common Stock
                                      45,000 shares of Class E Common Stock

        Werner Holding Co. (DE), Inc. 1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 2001


PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--September 30, 2001 and
                     December 31, 2000....................................................................           1
                   Condensed Consolidated Statements of Income--Three and Nine Months Ended
                     September 30, 2001 and 2000..........................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three and Nine Months Ended September 30, 2001 and 2000.............          3
                   Condensed Consolidated Statements of Cash Flows--Nine Months Ended
                     September 30, 2001 and 2000..........................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                   Subsidiaries...........................................................................          16
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          21


PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          22
Item 6.          Exhibits and Reports on Form 8-K.........................................................          23

SIGNATURES       .........................................................................................          24










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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        SEPTEMBER 30         DECEMBER 31
                                                                                            2001                 2000
                                                                                       ---------------------------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                          $     297            $   5,518
     Undivided interest in accounts receivable                                             64,154               58,332
     Allowance for doubtful accounts                                                       (2,029)              (1,816)
     Refundable income taxes                                                                 --                  2,033
     Inventories                                                                           74,351               60,619
     Deferred income taxes                                                                    934                1,583
     Other                                                                                  2,793                1,349
----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             140,500              127,618

Property, plant and equipment, net                                                        111,363              102,904

Other assets:
     Deferred income taxes                                                                 11,500               12,112
     Deferred financing fees, net                                                           6,988                9,185
     Other                                                                                 15,972               18,055
----------------------------------------------------------------------------------------------------------------------
                                                                                           34,460               39,352
----------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                   $ 286,323            $ 269,874
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                   $  26,213            $  23,302
     Accrued liabilities                                                                   39,340               40,973
     Income taxes payable                                                                   1,315                 --
     Current maturities of long-term debt                                                   1,907                2,123
----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         68,775               66,398

Long-term obligations:
     Long-term debt                                                                       275,893              277,344
     Reserve for product liability and workers' compensation claims                        44,353               37,995
     Other long-term obligations                                                           20,124               19,393
----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                409,145              401,130

Shareholders' deficit:
     Common stock                                                                               1                    1
     Additional paid-in-capital                                                           200,995              201,272
     Accumulated deficit                                                                 (319,626)            (330,061)
     Accumulated other non-owner changes in equity                                         (1,796)                --
     Notes receivable arising from stock loan plan                                         (2,396)              (2,468)
----------------------------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                                     (122,822)            (131,256)
----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                    $ 286,323            $ 269,874
=======================================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (Dollars in Thousands)

                                             Three Months Ended                    Nine Months Ended
                                                September 30                          September 30
                                      ----------------------------------------------------------------------
                                            2001                2000              2001               2000
                                      ----------------------------------------------------------------------
Net sales                                $133,035           $ 135,064          $401,539           $ 416,897
Cost of sales                              90,141              93,610           283,069             293,702
------------------------------------------------------------------------------------------------------------
Gross profit                               42,894              41,454           118,470             123,195
General and administrative expenses         6,440               6,091            17,593              20,815
Selling and distribution expenses          20,332              22,018            63,110              65,157
Plant shutdown costs                          --                  --                --               1,400
------------------------------------------------------------------------------------------------------------
Operating profit                           16,122              13,345            37,767              35,823
Other income (expense), net                   656                (243)             (212)               (191)
------------------------------------------------------------------------------------------------------------
Income before interest and taxes           16,778              13,102            37,555              35,632
Interest expense                            6,803               7,020            20,172              20,899
------------------------------------------------------------------------------------------------------------
Income before income taxes                  9,975               6,082            17,383              14,733
Income taxes                                3,983               2,460             6,948               5,843
------------------------------------------------------------------------------------------------------------
NET INCOME                                $ 5,992             $ 3,622          $ 10,435             $ 8,890
============================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
                             (Dollars in Thousands)


                                                                                   ACCUMULATED
                                                      ADDITIONAL                    OTHER NON-                    TOTAL
                                            COMMON      PAID-IN     ACCUMULATED    OWNER EQUITY               SHAREHOLDERS'
                                            STOCK       CAPITAL       DEFICIT        CHANGES        OTHER    EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                $     1    $ 201,272     $ (330,061)       $   --     $ (2,468)      $ (131,256)
Non-owner equity changes:
     Net income                                                         1,031                                       1,031
     Cumulative effect of accounting
       change for derivatives (net of
       deferred tax of $69)                                                              (118)                       (118)
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $291)                                                            (497)                       (497)
                                                                                                               -----------
         Total non-owner equity changes                                                                               416
Repurchase of common stock                                 (61)                                                       (61)
Reduction in notes receivable arising
     from stock loan plan                                                                             15               15
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                 $     1    $ 201,211     $ (329,030)       $   (615)  $ (2,453)      $ (130,886)
==========================================================================================================================

Non-owner equity changes:
     Net income                                                         3,412                                       3,412
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $21)                                                              (34)                        (34)
                                                                                                               -----------
         Total non-owner equity changes                                                                             3,378
Notes receivable arising from stock loan
     plan                                                                                            (18)             (18)
Issuance of common stock                                    24
Repurchase of common stock                                 (98)                                                       (74)
Reduction in notes receivable arising
     from stock loan plan                                                                             18               18
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                  $     1    $ 201,137     $ (325,618)       $   (649)  $ (2,453)      $ (127,582)
==========================================================================================================================

Non-owner equity changes:
     Net income                                                         5,992                                       5,992
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $673)                                                          (1,147)                     (1,147)
                                                                                                          ----------------
         Total non-owner equity changes                                                                             4,845
Notes receivable arising from stock loan
     plan                                                                                            (92)             (92)
Issuance of common stock                                   122                                                        122
Repurchase of common stock                                (264)                                                      (264)
Reduction in notes receivable arising
     from stock loan plan                                                                            149              149
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001             $     1    $ 200,995     $ (319,626)       $ (1,796)  $ (2,396)      $ (122,822)
==========================================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
                             (Dollars in Thousands)


                                                                                 ACCUMULATED
                                                      ADDITIONAL                   OTHER NON-                    TOTAL
                                           COMMON      PAID-IN    ACCUMULATED    OWNER EQUITY               SHAREHOLDERS'
                                           STOCK       CAPITAL      DEFICIT        CHANGES       OTHER     EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                $     1    $ 198,786     $ (341,718)     $   (260)    $   (685)      $ (143,876)
Non-owner equity changes:
     Net income                                                         1,645                                       1,645
                                                                                                               ----------
         Total non-owner equity changes                                                                             1,645
Notes receivable arising from stock loan
     plan, net                                                                                    (1,624)          (1,624)
Repurchase of common stock                                               (611)                                       (611)
Issuance of common stock                                 2,172                                                      2,172
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                 $     1    $ 200,958     $ (340,684)     $   (260)    $ (2,309)      $ (142,294)
=============================================================================================================================

Non-owner equity changes:
     Net income                                                         3,623                                       3,623
                                                                                                               ----------
         Total non-owner equity changes                                                                             3,623
Notes receivable arising from stock loan
     plan                                                                                           (635)            (635)
Issuance of common stock                                   847                                                        847
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                  $     1    $ 201,805     $ (337,061)     $   (260)    $ (2,944)      $ (138,459)
=============================================================================================================================

Non-owner equity changes:
     Net income                                                         3,622                                       3,622
                                                                                                               ----------
         Total non-owner equity changes                                                                             3,622
Reduction in notes receivable arising
     from stock loan plan                                                                            477              477
Repurchase of common stock                                (533)                                                      (533)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000             $     1    $ 201,272     $ (333,439)     $   (260)    $ (2,467)      $ (134,893)
=============================================================================================================================

Non-owner equity changes:
     Net income                                                         3,378                                       3,378
     Adjustment to minimum pension
        liability (net of deferred tax
        of $152)                                                                        260                           260
                                                                                                               ----------
         Total non-owner equity changes                                                                             3,638
Notes receivable arising from stock loan
     plan                                                                                             (1)              (1)
-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000              $     1    $ 201,272     $ (330,061)     $    --      $ (2,468)      $ (131,256)
=============================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                           --------------------------------
                                                                                                  2001               2000
                                                                                           --------------------------------
Operating Activities
Net income                                                                                     $ 10,435            $ 8,890
Reconciliation of net income to net cash provided by operating activities:
     Depreciation                                                                                 7,071              6,555
     Amortization of deferred financing fees and original issue discount                          2,691              2,019
     Amortization of deferred costs                                                               2,720              2,709
     Provision for plant shutdown costs                                                              --              1,400
     Provision for losses on accounts receivable                                                    450                100
     Provision for product liability and workers' compensation claims                            10,707             11,344
     Payment of product liability and workers' compensation claims                               (4,349)            (2,527)
     Deferred income taxes                                                                        1,261             (2,797)
     Impairment of investments                                                                      303                 --
     Changes in operating assets  and liabilities:
         Undivided interest in accounts receivable                                               (5,822)              (895)
         Refundable income taxes                                                                  2,033                697
         Inventories                                                                            (13,732)            (2,907)
         Accounts payable                                                                         2,911             (2,518)
         Income taxes payable                                                                     1,315              3,292
         Other assets and liabilities, net                                                       (8,365)              (241)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                         9,629             25,121
INVESTING ACTIVITIES
Capital expenditures                                                                            (15,063)           (22,059)
Proceeds from sale of investment                                                                  2,096                 --
Other, net                                                                                          753                131
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (12,214)           (21,928)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                           --                137
Issuance of common stock                                                                             36                704
Repurchase of common stock                                                                         (241)              (748)
Decrease in cash overdrafts                                                                          --             (1,923)
Repayments of long-term debt                                                                     (2,239)            (1,087)
Payment of deferred financing fees                                                                 (192)                --
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                            (2,636)            (2,917)
---------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                             (5,221)               276
Cash and cash equivalents at beginning of period                                                  5,518                866
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $    297            $ 1,142
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                             $    270            $   --
Issuance of common stock in exchange for notes receivable arising
     from stock loan plan                                                                      $    110            $ 2,315
Cancellation of notes receivable arising from stock loan plan in connection
     with repurchase of common stock                                                           $   (118)           $  (396)


See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

         Derivatives are held as part of a formal risk management policy and are held for purposes other than trading. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The ineffective portions, which were not material in the nine months ended September 30, 2001, are included in the Company's results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company's results of operations. The amount of such gains or losses was immaterial in the nine months ended September 30, 2001.

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


A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS-CONTINUED

Such contracts are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle.

          Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the nine months ended September 30, 2001. As of September 30, 2001, all of the $1,796 net of tax loss recognized in other comprehensive income is expected to be recognized in the Company's results of operations over the next twelve months.

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of Statement No. 141 did not impact the Company's results of operations, financial position or cash flows. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statement No. 142 will not have a significant impact on the Company's results of operations, financial position or cash flows.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 will not have a significant impact on the Company's results of operations, financial position or cash flows.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


B. SHIPPING AND HANDLING FEES AND EXPENSES

          The FASB's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires all shipping and handling fees billed to customers to be classified as revenues and all shipping and handling costs be removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Prior to December 31, 2000, the Company netted both shipping revenues and shipping costs in net sales. The Company applied Issue 00-10 as of December 31, 2000 and reclassified prior periods which resulted in increased net sales and increased selling and distribution expenses of $5,544 and $17,844 in the three and nine months ended September 30, 2000, respectively. The reclassification had no effect on net income. Shipping and handling costs of $12,371 and $12,883 are included in the caption entitled "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended September 30, 2001 and 2000, respectively, and $38,575 and $39,082 are included for the nine months ended September 30, 2001 and 2000, respectively.

C.  INVENTORIES

         Components of inventories are as follows:

                                                                                            SEPTEMBER 30           DECEMBER 31
                                                                                                 2001                  2000
                                                                                           -----------------------------------
Finished goods                                                                                 $ 41,327              $ 37,198
Work-in-process                                                                                  21,083                11,810
Raw materials and supplies                                                                       21,772                21,185
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 84,182                70,193
Less excess of cost over LIFO stated values                                                       9,831                 9,574
------------------------------------------------------------------------------------------------------------------------------
NET INVENTORIES                                                                                $ 74,351              $ 60,619
==============================================================================================================================

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

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


D.       COMMITMENTS AND CONTINGENCIES--CONTINUED

defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and nine months ended September 30, 2001 and 2000 are as follows:


                                                    THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                       SEPTEMBER 30                               SEPTEMBER 30
                                          ---------------------------------------------------------------------------------
                                                 2001                 2000                  2001                2000
                                          ---------------------------------------------------------------------------------
NET SALES
Climbing Products                                  $ 113,519            $ 109,857            $ 339,446           $ 336,734
Extruded Products                                     19,516               25,207               62,093              80,163
---------------------------------------------------------------------------------------------------------------------------
                                                   $ 133,035            $ 135,064            $ 401,539           $ 416,897
===========================================================================================================================

OPERATING PROFIT (LOSS)
Climbing Products                                   $ 16,119             $ 11,851             $ 39,399            $ 32,604
Extruded Products                                        684                2,056                1,402               4,941
Corporate and Other                                     (681)                (562)              (3,034)             (1,722)
---------------------------------------------------------------------------------------------------------------------------
                                                    $ 16,122             $ 13,345             $ 37,767            $ 35,823
===========================================================================================================================



         Corporate and Other includes various corporate expenses and eliminations. Operating profit for the Climbing Products segment for the nine month period ended September 30, 2000 includes the impact of a $1,400 charge related to plant shutdown costs - see Note G.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


F.  SALES OF ACCOUNTS RECEIVABLE

         The undivided interest in accounts receivable is the net residual interest associated with accounts receivable sold under a $50,000 receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement"). As of September 30, 2001 and December 31, 2000, the Company had sold, on a recurring basis, $84,154 and $78,332 of accounts receivable, net of the loss on sale, in exchange for $20,000 in cash and an undivided interest in the accounts receivable of $64,154 and $58,332, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, is reported in the accompanying condensed consolidated statements of operations in "Other income (expense), net."

G.  PLANT SHUTDOWN COSTS

          During the quarter ended June 30, 2000, the Company recorded plant shutdown costs of $1,400 associated with a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. During the quarter ended December 31, 2000, the charge was reduced by $307 to $1,093 due to reopening a portion of the Swainsboro, Georgia facility. The plan reflected the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees were paid severance, vacation and other benefits totaling approximately $372. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. Other exit costs of $484 were paid as of September 30, 2001. The payment of the remaining costs is expected to extend through December 31, 2001.

H.  DEBT

         The Company's senior credit facility, which consists of term loan facilities and a revolving credit facility (the "Senior Credit Facility"), was amended on July 24, 2001 to provide for certain changes effective as of June 30, 2001. The amount available under the revolving credit facility, which matures on November 30, 2003, was reduced from $100,000 to $70,000. No amounts were borrowed under the revolving credit facility at September 30, 2001, or December 31, 2000. Available borrowings under this arrangement continue to be reduced by amounts issued under a letter of credit subfacility which totaled $9,859 and $6,471 at September 30, 2001 and December 31, 2000, respectively. The financial covenants of the Senior Credit Facility were amended to reduce the minimum EBITDA requirement and to make the maximum leverage and interest coverage covenants more restrictive. Pursuant to EITF Issue 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, additional interest expense of $716 was recorded in the quarter ended September 30, 2001 due to the accelerated amortization of the deferred financing fees associated with the reduction in the amount available under the revolving credit facility.

         A provision of the Senior Credit Facility requires that net proceeds from certain asset sales be used to reduce debt when the aggregate of such net proceeds since inception of the facility exceeds $2,000. Pursuant to this provision, $683 was used to reduce term loans during the quarter ended June 30, 2001, as a result of the sale of an investment formerly held by Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Company's captive insurance subsidiary which was dissolved in 1998. Effective June 30, 2001, installments of the Tranche B term loans are due in aggregate principal amounts of $896 per annum through 2002, $29,854 in 2003, and $55,230 in 2004.
Installments of the Tranche C term loans are due in aggregate principal amounts of $547 per annum through 2004 and $50,901 in 2005.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

I.        SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED



                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                       -----------------------------------------------------------------------------------------
                                                                       COMBINED         NON-
                                          PARENT                      GUARANTOR       GUARANTOR
                                          COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
SEPTEMBER 30, 2001
ASSETS
Current assets:
     Undivided interest in accounts
        receivable                       $    --       $    --         $    --       $  64,154       $    --           $  64,154
     Inventories, net                         --            --            74,351          --              --              74,351
     Other current assets                      313           (17)          1,690             9            --               1,995
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                   313           (17)         76,041        64,163            --             140,500
Property, plant and equipment, net            --               2         111,361          --              --             111,363
Investment in subsidiaries                (134,754)     (109,681)          7,476          --           236,959              --
Other assets                                     5         1,871          32,484           100            --              34,460
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                     $(134,436)    $(107,825)      $ 227,362     $  64,263       $ 236,959         $ 286,323
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities           $    (636)    $  12,943       $  56,617     $    (149)      $    --           $  68,775
     Intercompany payable (receivable)     (10,978)     (255,942)        209,984        56,936            --                --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities          (11,614)     (242,999)        266,601        56,787            --              68,775
Long-term debt                                --         269,928           5,965          --              --             275,893
Other long-term liabilities                   --            --            64,477          --              --              64,477
        Total equity (deficit)            (122,822)     (134,754)       (109,681)        7,476         236,959          (122,822)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                     $(134,436)    $(107,825)      $ 227,362     $  64,263       $ 236,959         $ 286,323
================================================================================================================================

DECEMBER 31, 2000
ASSETS
Current assets:
     Undivided interest in accounts
        receivable                       $    --       $    --         $    --       $  58,332       $    --           $  58,332
     Inventories, net                         --            --            60,619          --              --              60,619
     Other current assets                      184           (16)          8,494             5            --               8,667
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                   184           (16)         69,113        58,337            --             127,618
Property, plant and equipment, net            --               2         102,902          --              --             102,904
Investment in subsidiaries                (142,847)     (119,198)          7,115          --           254,930              --
Other assets                                     5         5,176          34,071           100            --              39,352
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                     $(142,658)    $(114,036)      $ 213,201     $  58,437       $ 254,930         $ 269,874
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities           $    (571)    $   9,901       $  56,857     $     211       $    --           $  66,398
     Intercompany payable (receivable)     (10,831)     (252,476)        212,196        51,111            --                --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities          (11,402)     (242,575)        269,053        51,322            --              66,398
Long-term debt                                --         271,386           5,958          --              --             277,344
Other long-term liabilities                   --            --            57,388          --              --              57,388
        Total equity (deficit)            (131,256)     (142,847)       (119,198)        7,115         254,930          (131,256)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                     $(142,658)    $(114,036)      $ 213,201     $  58,437       $ 254,930         $ 269,874
================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)



I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       -----------------------------------------------------------------------------------------
                                                                        COMBINED         NON-
                                            PARENT                     GUARANTOR      GUARANTOR
                                            COMPANY        ISSUER     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
     Net sales                             $    --       $    --       $ 401,539     $    --       $    --          $ 401,539
     Cost of sales                              --            --         283,069          --            --            283,069
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                               --            --         118,470          --            --            118,470
     Selling, general and administrative
        expenses                                   3            47        80,653          --            --             80,703
-----------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      (3)          (47)       37,817          --            --             37,767
     Other income (expense), net              10,036        10,781        (3,061)        3,595       (21,563)            (212)
     Interest income (expense)                   790        (1,612)      (16,310)       (3,040)         --            (20,172)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             10,823         9,122        18,446           555       (21,563)          17,383
     Income taxes (benefit)                      388          (767)        7,133           194          --              6,948
-----------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $  10,435     $   9,889     $  11,313     $     361     $ (21,563)       $  10,435
=============================================================================================================================

FOR THE THREE MONTHS ENDED
September 30, 2001
     Net sales                             $    --       $    --       $ 133,035     $    --       $    --          $ 133,035
     Cost of sales                              --            --          90,141          --            --             90,141
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                               --            --          42,894          --            --             42,894
     Selling, general and administrative
        expenses                                   1            10        26,761          --            --             26,772
-----------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      (1)          (10)       16,133          --            --             16,122
     Other income (expense), net               5,859         6,011          (398)        1,241       (12,057)             656
     Interest income (expense)                   258          (325)       (5,733)       (1,003)         --             (6,803)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              6,116         5,676        10,002           238       (12,057)           9,975
     Income taxes (benefit)                      124          (142)        3,918            83          --              3,983
-----------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   5,992     $   5,818     $   6,084     $     155     $ (12,057)       $   5,992
=============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)



I.       SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED





                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       -----------------------------------------------------------------------------------------
                                                                        COMBINED         NON-
                                            PARENT                     GUARANTOR      GUARANTOR
                                            COMPANY       ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
     Net sales                             $    --       $    --       $ 416,897     $    --          $    --       $ 416,897
     Cost of sales                              --            --         293,702          --               --         293,702
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                               --            --         123,195          --               --         123,195
     Selling, general and administrative
        expenses                                  20            24        85,928          --               --          85,972
     Plant shutdown costs                       --            --           1,400          --               --           1,400
-----------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                     (20)          (24)       35,867          --               --          35,823
     Other income (expense), net               8,603         9,853        (3,881)        4,945          (19,711)         (191)
     Interest income (expense)                   769        (2,764)      (15,573)       (3,331)            --         (20,899)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              9,352         7,065        16,413         1,614          (19,711)       14,733
     Income taxes (benefit)                      462        (1,175)        5,991           565             --           5,843
-----------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   8,890     $   8,240     $  10,422     $   1,049        $ (19,711)    $   8,890
=============================================================================================================================

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000
     Net sales                             $    --       $    --       $ 135,064     $    --          $    --       $ 135,064
     Cost of sales                              --            --          93,610          --               --          93,610
-----------------------------------------------------------------------------------------------------------------------------
     Gross profit                               --            --          41,454          --               --          41,454
     Selling, general and administrative
        expenses                                   9            10        28,090          --               --          28,109
     Plant shutdown costs                       --            --            --            --               --            --
-----------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      (9)          (10)       13,364          --               --          13,345
     Other income (expense), net               3,531         4,094        (1,542)        1,800           (8,126)         (243)
     Interest income (expense)                   263          (927)       (5,188)       (1,168)            --          (7,020)
-----------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              3,785         3,157         6,634           632           (8,126)        6,082
     Income taxes (benefit)                      163          (325)        2,420           202             --           2,460
-----------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   3,622     $   3,482     $   4,214     $     430        $  (8,126)    $   3,622
=============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


I.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              -----------------------------------------------------------------------------
                                                                               COMBINED          NON-
                                                 PARENT                        GUARANTOR       GUARANTOR
                                                COMPANY         ISSUER       SUBSIDIARIES     SUBSIDIARY     CONSOLIDATED
                                              -----------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
     Net cash from operating activities       $    352        $  2,062        $  7,206        $      9        $  9,629
     Net cash from investing activities           (147)           (315)        (11,752)           --           (12,214)
     Net cash from financing activities           (205)         (1,767)           (664)           --            (2,636)
----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                      --               (20)         (5,210)              9          (5,221)
     Cash and cash equivalents at
        beginning of period                       --                22           5,495               1           5,518
----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                         $   --          $      2        $    285        $     10        $    297
======================================================================================================================

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000
     Net cash from operating activities       $   (368)       $  5,521        $ 19,974        $     (6)       $ 25,121
     Net cash from investing activities            275          (4,815)        (17,388)           --           (21,928)
     Net cash from financing activities             93          (1,087)         (1,923)           --            (2,917)
----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                      --              (381)            663              (6)            276
     Cash and cash equivalents at
        beginning of period                       --               417             442               7             866
----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                         $   --          $     36        $  1,105        $      1        $  1,142
======================================================================================================================

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

GENERAL

         Reclassifications. As a result of the adoption of EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company has reclassified certain amounts among net sales and selling and distribution expenses in accordance with this pronouncement for the three and nine months ended September 30, 2000 presented in Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein, and in the Company's Condensed Consolidated Financial Statements included elsewhere herein (see Note B of the Notes to Condensed Consolidated Financial Statements). The reclassifications did not have any effect on operating profit or net income. The discussions below reflect the impact of the reclassifications.

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

RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 2001 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

         Net Sales. Net sales decreased $2.1 million, or 1.5%, to $133.0 million for the quarter ended September 30, 2001 from $135.1 million for the quarter ended September 30, 2000. Despite a slowing economy, net sales of climbing products increased $3.7 million, or 3.3%, to $113.5 million for the quarter ended September 30, 2001 from $109.8 million for the quarter ended September 30, 2000. The increase is primarily due to improving the product mix partially offset by a modest decline in unit sales volumes. Net sales of extruded products of $19.5 million for the quarter ended September 30, 2001 declined by $5.7 million, or 22.6%, compared to the quarter ended September 30, 2000 due primarily to lower unit sales volumes resulting from the impact of the slowing economy on the markets served.

         Gross Profit. Gross profit improved by $1.4 million, or 3.5%, to $42.9 million for the quarter ended September 30, 2001 from $41.5 million for the quarter ended September 30, 2000 primarily reflecting the impact of higher sales of climbing products and lower product liability expenses partially offset by the impact of lower unit sales volumes for extruded products. Gross profit as a percentage of net sales in the quarter ended September 30, 2001 improved to 32.2% from 30.7% for the quarter ended September 30, 2000. The increase in the gross profit margin percentage principally resulted from the improved product mix for climbing products and improved product liability claims experience partially offset by the decline in unit sales volumes for extruded products.

         General and Administrative Expenses. General and administrative expenses were $6.4 million for the quarter ended September 30, 2001 compared to $6.1 million for the quarter ended September 30, 2000, an increase of $0.3 million or 5.7%. The increase is primarily due to increased credit costs and higher compensation and related expenses partially offset by lower expenses as a result of cost reduction initiatives.

         Selling and Distribution Expenses. Selling and distribution expenses declined by $1.7 million, or 7.7%, to $20.3 million for the quarter ended September 30, 2001 compared to $22.0 million for the quarter ended September 30, 2000 which primarily reflects the impact of lower sales commissions, lower freight expenses for inventory transfers and reduced selling expenses resulting from cost reduction initiatives.

         Operating Profit. Operating profit improved by $2.8 million or, 20.8%, to $16.1 million for the quarter ended September 30, 2001 from $13.3 million for the quarter ended September 30, 2000. Operating profit of the Climbing Products segment increased $4.3 million, or 36.0%, to $16.1 million in the third quarter of 2001 from $11.8 million in the third quarter of 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of price increases implemented in the second half of 2000 mostly affecting the Keller brand, improvements in product mix, lower selling and distribution expenses and lower product liability expenses. Operating profit of the Climbing Products segment also improved due to utilizing internal aluminum extrusion capacity to produce more extrusions for ladders rather than purchase them from outside suppliers at a premium over the Company's manufacturing costs. Operating profit of the Extruded Products segment of $0.7 million for the quarter ended September 30, 2001 declined by $1.4 million from $2.1 million for the quarter ended September 30, 2000. The decline is primarily due to the decline in unit sales volumes. Corporate and Other expenses increased $0.1 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

         Other Income (Expense), Net. Other income, net was $0.7 million for the quarter ended September 30, 2001 compared to other (expense), net of ($0.2) million recorded in the quarter ended September 30, 2000. The increase in income for the quarter ended September 30, 2001 was primarily attributable to interest received on an overpayment of income tax liabilities and lower costs associated with the receivables purchase agreement due to lower interest rates and lower utilization during the current quarter.

         Interest Expense. Interest expense declined by $0.2 million to $6.8 million for the quarter ended September 30, 2001 from $7.0 million for the quarter ended September 30, 2000 reflecting the impact of lower interest rates in the current quarter which more than offset the accelerated amortization of the deferred financing fees of $0.7 million associated with the reduction in borrowing capacity resulting from the amendment of the Senior Credit Facility on July 24, 2001.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of September 30, 2001 and 2000, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended September 30, 2001 approximates the effective tax rate of the same quarter last year.

         The difference between the statutory and effective tax rates at both September 30, 2001 and 2000 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income improved by $2.4 million to $6.0 million for the quarter ended September 30, 2001 from net income of $3.6 million for the quarter ended September 30, 2000 as a result of all of the above factors.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net Sales. Net sales decreased $15.4 million, or 3.7%, to $401.5 million for the nine months ended September 30, 2001 from $416.9 million for the nine months ended September 30, 2000 which primarily reflects the impact of lower unit sales volumes for extruded products due to the impact of the slowing economy on the markets served partially offset by increased sales of climbing products. Net sales of climbing products increased $2.7 million, or 0.8%, to $339.4 million for the nine months ended September 30, 2001 from $336.7 million for the nine months ended September 30, 2000. The increase is primarily due to improving the product mix partially offset by lower unit sales volumes. Net sales of extruded products of $62.1 million for the nine months ended September 30, 2001 declined by $18.1 million, or 22.5%, compared to the nine month period ended September 30, 2000 due primarily to lower unit sales volumes.

         Gross Profit. Gross profit decreased by $4.7 million, or 3.8%, to $118.5 million for the nine months ended September 30, 2001 from $123.2 million for the nine months ended September 30, 2000 primarily reflecting the impact of lower unit sales volumes. Gross profit as a percentage of net sales in the nine months ended September 30, 2001 was 29.5% compared to 29.6% for the nine months ended September 30, 2000 which primarily reflects the favorable impact on gross profit of the improving product mix for climbing products offset by the negative impact of lower sales volumes.

         General and Administrative Expenses. General and administrative expenses were $17.6 million for the nine months ended September 30, 2001 compared to $20.8 million for the nine months ended September 30, 2000, a decline of $3.2 million or 15.5%. The decline is primarily due to reduced compensation and related expenses and lower legal and professional expenses partially offset by higher credit costs and the severance and related expenses associated with the reduction in salaried employees that occurred during the quarter ended June 30, 2001.

         Selling and Distribution Expenses. Selling and distribution expenses declined by $2.1 million, or 3.1%, to $63.1 million for the nine months ended September 30, 2001 compared to $65.2 million for the nine months ended September 30, 2000 which primarily reflects the impact of lower sales commissions and reduced expenses resulting from closing certain warehouse facilities in 2000.

         Operating Profit. Operating profit improved by $2.0 million, or 5.4%, to $37.8 million for the nine months ended September 30, 2001 from $35.8 million for the nine months ended September 30, 2000. Operating profit of the Climbing Products segment increased $6.8 million, or 20.8%, to $39.4 million in the first nine months of 2001 from $32.6 million in the first nine months of 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of price increases implemented in the second half of 2000 mostly affecting the Keller brand, improvements in product mix, the absence of a $1.4 million charge related to plant shutdown costs that was recorded in the quarter ended June 30, 2000, and lower selling, general and administrative expenses all of which more than offset the impact of a decline in unit sales volumes. Operating profit of the Extruded Products segment of $1.4 million for the nine months ended September 30, 2001 declined by $3.5 million from operating profit of $4.9 million for the first nine months of 2000. The decline is primarily due to the decline in unit sales volumes partially offset by lower selling, general and administrative expenses. Corporate and Other expenses increased $1.3 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to consulting expenses associated with implementing manufacturing productivity improvement initiatives.

         Other Income (Expense), Net. Other (expense), net was ($0.2) million for the nine months ended September 30, 2001 and 2000. Interest received on an overpayment of income tax liabilities and lower costs associated with the receivables purchase agreement were offset by the impairment of an investment formerly held by MIICA and lower royalty and other income.

         Interest Expense. Interest expense declined by $0.7 million to $20.2 million for the nine months ended September 30, 2001 from $20.9 million for the nine months ended September 30, 2000 reflecting the impact of lower interest rates in the current period which more than offset the accelerated amortization of the deferred financing fees of $0.7 million associated with the reduction in borrowing capacity resulting from the amendment of the Senior Credit Facility effective July 24, 2001.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates for the nine months ended September 30, 2001 and

2000. The effective tax rate for the nine months ended September 30, 2001 approximates the effective tax rate of the same period last year.

         The difference between the statutory and effective tax rates at both September 30, 2001 and 2000 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income increased by $1.5 million to $10.4 million for the nine months ended September 30, 2001 from net income of $8.9 million for the nine months ended September 30, 2000 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable. The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility, as amended effective June 30, 2001, and the Receivables Purchase Agreement. On July 24, 2001, the Senior Credit Facility, which consists of term loan facilities and a revolving credit facility, was amended effective June 30, 2001 to reduce the amount available under the revolving credit facility from $100 million to $70 million. No amounts were borrowed under the revolving credit facility at September 30, 2001, or December 31, 2000, except for a reduction in availability of $9.9 million and $6.5 million, respectively, resulting from letters of credit issued under a letter of credit subfacility.

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. On July 24, 2001, the financial covenants of the Senior Credit Facility were amended effective as of June 30, 2001 in anticipation of the Company not complying with its increasing minimum EBITDA covenant due to changing business conditions. The amendment reduced the minimum EBITDA requirement through June 30, 2004 and amended the financial covenants requiring the Company to meet specific minimum interest coverage and maximum leverage requirements to be more restrictive. The Company is in compliance with all its debt covenants, as amended, effective September 30, 2001. The Company anticipates that it will continue to comply with its debt covenants in 2001, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows provided by operating activities were $9.6 million for the nine months ended September 30, 2001 compared to $25.1 million for the nine months ended September 30, 2000. The decline is primarily attributable to increases in inventories and accounts receivable. Net cash used for investing activities was $12.2 million for the nine months ended September 30, 2001 compared to net cash used of $21.9 million for the nine months ended September 30, 2000. The decrease is primarily due to lower capital expenditures and receipt of $2.1 million of cash during the current period from the sale of an investment formerly held by MIICA. Net cash used by financing activities was $2.6 million for the nine months ended September 30, 2001 compared to net cash used of $2.9 million for the nine months ended September 30, 2000 which primarily reflects an increase in book overdrafts compared to the prior period partially offset by an increase in repayments of long-term debt. As required by the Company's Senior Credit Facility, unscheduled debt payments of $0.7 million were made in the current period with the net proceeds received from the sale of the investment formerly held by MIICA.

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The adoption of Statement No. 141 did not impact the Company's results of operations, financial position or cash flows. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statement No. 142 will not have a significant impact on the Company's results of operations, financial position or cash flows.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. The Statement provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 will not have a significant impact on the Company's results of operations, financial position or cash flows.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 will not have a significant impact on the Company's results of operations, financial position or cash flows.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the nine months ended September 30, 2001. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

         10.1 First Amendment, dated as of June 30, 2001, to the Credit Agreement, dated as of November 24, 1997, among Werner Holding Co. (DE), Inc., the Guarantors party hereto, the lending institutions party to the Credit Agreement, and Bankers Trust Company, as Administrative Agent.

         10.2 Amended and Restated Employment Agreement between Werner Co. and Robert P. Tamburrino.

         (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                           WERNER HOLDING CO. (PA), INC.


Date: November 13, 2001    /s/ Larry V. Friend
                           ---------------------------------------------
                           Larry V. Friend
                           Vice President, Chief Financial Officer and Treasurer
                           (Principal Financial Officer and Principal Accounting
                           Officer)





                           WERNER HOLDING CO. (DE), INC.


Date: November 13, 2001    /s/ Larry V. Friend
                           ---------------------------------------------
                           Larry V. Friend
                           Vice President, Chief Financial Officer and Treasurer
                           (Principal Financial Officer and Principal Accounting
                           Officer)