Form 10-Q
period 2002-03-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2002-05-15
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002


          Commission File No. 333-46607-12                                         Commission File No. 333-46607

            WERNER HOLDING CO. (PA), INC.                                            WERNER HOLDING CO. (DE), INC.
(EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)              (EXACT NAME OF CO-REGISTRANT AS SPECIFIED IN ITS CHARTER)


        PENNSYLVANIA                         25-0906895                        DELAWARE                    25-1581345
(STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.) (STATE OR OTHER JURISDICTION OF (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)                                     INCORPORATION OR ORGANIZATION)
        93 WERNER RD.                          16125                     1105 NORTH MARKET ST.,              19899
   GREENVILLE, PENNSYLVANIA                  (ZIP CODE)                        SUITE 1300                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  WILMINGTON, DELAWARE
                                                                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



                   (724) 588-2550                                                  (302) 478-5723
(CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)          (CO-REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


     Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of March 31, 2002:

     Werner Holding Co. (PA), Inc.   1,879.5454 shares of Class A Common Stock
                                     21,774.9346 shares of Class B Common Stock
                                     5,540.7790 shares of Class C Common Stock
                                     1,000 shares of Class D Common Stock
                                     45,000 shares of Class E Common Stock

     Werner Holding Co. (DE), Inc.   1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED MARCH 31, 2002


PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--March 31, 2002 and
                     December 31, 2001....................................................................           1
                   Condensed Consolidated Statements of Income--Three Months Ended
                     March 31, 2002 and 2001..............................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three Months Ended March 31, 2002 and 2001..........................          3
                   Condensed Consolidated Statements of Cash Flows--Three Months Ended
                     March 31, 2002 and 2001..............................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                   Subsidiaries...........................................................................          13
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          16


PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          17
Item 6.          Exhibits and Reports on Form 8-K.........................................................          17

SIGNATURES       .........................................................................................          18



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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1.
                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                           MARCH 31           DECEMBER 31
                                                                                             2002                 2001
                                                                                       ---------------------------------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                                 $  12,570            $  30,473
     Accounts receivable                                                                          45,902               54,250
     Allowance for doubtful accounts                                                              (1,654)              (1,835)
     Refundable income taxes                                                                       1,501                1,501
     Inventories                                                                                  60,435               52,916
     Deferred income taxes                                                                           470                  338
     Other                                                                                         1,537                1,803
------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                    120,761              139,446

Property, plant and equipment, net                                                               112,536              111,929

Other assets:
     Deferred income taxes                                                                        15,167               14,970
     Deferred financing fees, net                                                                  5,551                6,469
     Other                                                                                        11,717               12,195
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  32,435               33,634
------------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                          $ 265,732            $ 285,009
==============================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                          $  22,490            $  21,014
     Accrued liabilities                                                                          24,603               36,037
     Income taxes payable                                                                          1,422                    -
     Current maturities of long-term debt                                                          8,281               16,907
------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                56,796               73,958

Long-term obligations:
     Long-term debt                                                                              254,103              260,457
     Reserve for product liability and workers' compensation claims                               45,831               44,069
     Other long-term obligations                                                                  30,718               30,348
------------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                       387,448              408,832

Shareholders' deficit:
     Common stock                                                                                      1                    1
     Additional paid-in-capital                                                                  200,947              200,947
     Accumulated deficit                                                                        (313,278)            (314,506)
     Accumulated other non-owner changes in equity                                                (7,143)              (7,882)
     Notes receivable arising from stock loan plan                                                (2,243)              (2,383)
------------------------------------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                                            (121,716)            (123,823)
------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $ 265,732            $ 285,009
==============================================================================================================================


See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31
                                                                                      -----------------------------------------
                                                                                               2002                 2001
                                                                                      -----------------------------------------
Net sales                                                                                   $ 110,641            $ 124,577
Cost of sales                                                                                  77,277               89,352
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                   33,364               35,225
General and administrative expenses                                                             7,492                6,176
Selling and distribution expenses                                                              17,853               20,571
-------------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                                8,019                8,478
Other income (expense), net                                                                      (344)                 (18)
-------------------------------------------------------------------------------------------------------------------------------
Income before interest and taxes                                                                7,675                8,460
Interest expense                                                                                5,776                6,743
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                      1,899                1,717
Income taxes                                                                                      671                  686
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                  $   1,228            $   1,031
===============================================================================================================================


















































See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                ACCUMULATED
                                                   ADDITIONAL                    OTHER NON-                    TOTAL
                                         COMMON      PAID-IN     ACCUMULATED    OWNER EQUITY               SHAREHOLDERS'
                                         STOCK       CAPITAL       DEFICIT        CHANGES        OTHER    EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                    $ 1    $ 200,947     $ (314,506)       $ (7,882)  $ (2,383)      $ (123,823)
Non-owner equity changes:
     Net income                                                         1,228                                       1,228
     Derivative instruments-amounts reclassified
      to income (net of deferred  tax of $251)                                            428                         428
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $182)                                         311                         311
                                                                                                          ----------------
         Total non-owner equity changes                                                                             1,967
Repurchase of common stock                                                                                              -
Reduction in notes receivable arising from
     stock loan plan                                                                                 140              140
--------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2002                     $ 1    $ 200,947     $ (313,278)       $ (7,143)  $ (2,243)      $ (121,716)
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


                                                                                   Accumulated
                                                   Additional                       Other Non-                     Total
                                         Common      Paid-In       Accumulated     Owner Equity                Shareholders'
                                          Stock      Capital         Deficit          Changes       Other     Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                    $ 1    $ 201,272      $ (330,061)      $ --        $ (2,468)        $  (131,256)
Non-owner equity changes:
     Net income                                                          1,031                                          1,031
     Cumulative effect of accounting change
       for derivatives (net of deferred tax
       of $69)                                                                           (118)                           (118)
     Derivative instruments-amounts reclassified
       to income (net of deferred  tax of $84)                                            142                             142
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $375)                                        (639)                           (639)
                                                                                                                  ------------
         Total non-owner equity changes                                                                                   416
Repurchase of common stock                                 (61)                                                           (61)
Reduction in notes receivable arising from
     stock loan plan                                                                                   15                  15
------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                     $ 1    $ 201,211      $ (329,030)      $   (615)   $ (2,453)        $  (130,886)
==============================================================================================================================

Non-owner equity changes:
     Net income                                                          3,412                                          3,412
     Derivative instruments-amounts reclassified
       to income (net of deferred  tax of $68)                                            114                             114
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $89)                                         (148)                           (148)
                                                                                                                  ------------
         Total non-owner equity changes                                                                                 3,378
Notes receivable arising from stock loan
     plan                                                                                             (18)                (18)
Issuance of common stock                                    24                                                             24
Repurchase of common stock                                 (98)                                                           (98)
Reduction in notes receivable arising from
     stock loan plan                                                                                   18                  18
------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                      $ 1    $ 201,137      $ (325,618)      $   (649)   $ (2,453)        $  (127,582)
==============================================================================================================================

Non-owner equity changes:
     Net income                                                          5,992                                          5,992
     Derivative instruments-amounts reclassified
       to income (net of deferred  tax of $359)                                           612                             612
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $1,032)                                    (1,759)                         (1,759)
                                                                                                                  ------------
         Total non-owner equity changes                                                                                 4,845
Notes receivable arising from stock loan
     plan                                                                                             (92)                (92)
Issuance of common stock                                   122                                                            122
Repurchase of common stock                                (264)                                                          (264)
Reduction in notes receivable arising from
     stock loan plan                                                                                  149                 149
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001                 $ 1    $ 200,995      $ (319,626)      $ (1,796)   $ (2,396)        $  (122,822)
==============================================================================================================================

Non-owner equity changes:
     Net income                                                          5,120                                          5,120
     Derivative instruments-amounts reclassified
       to income (net of deferred  tax of $526)                                           897                             897
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $139)                                        (238)                           (238)
     Adjustment to minimum pension liability
       (net of deferred tax of $3,962)                                                 (6,745)                         (6,745)
                                                                                                                  ------------
         Total non-owner equity changes                                                                                  (966)
Issuance of common stock                                                                                                   ---
Repurchase of common stock                                 (48)                                                           (48)
Reduction in notes receivable arising from
     stock loan plan                                                                                   13                  13
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  $ 1    $ 200,947      $ (314,506)      $ (7,882)   $ (2,383)        $  (123,823)
==============================================================================================================================






See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                        -----------------------------------
                                                                                                 2002               2001
                                                                                        -----------------------------------
OPERATING ACTIVITIES
Net income                                                                                     $  1,228           $  1,031
Reconciliation of net income to net cash provided by operating activities:
     Depreciation                                                                                 2,709              2,355
     Amortization of deferred financing fees and original issue discount                          1,019                678
     Amortization of deferred costs                                                                 775                768
     Provision for losses on accounts receivable                                                    150                140
     Provision for product liability and workers' compensation claims                             4,021              4,126
     Payment of product liability and workers' compensation claims                               (2,259)            (1,052)
     Deferred income taxes                                                                         (764)            (1,577)
     Loss on disposition of property, plant and equipment                                           310                 --
     Changes in operating assets  and liabilities:
         Accounts receivable                                                                      8,348              3,189
         Refundable income taxes                                                                     --              2,033
         Inventories                                                                             (7,518)           (15,648)
         Accounts payable                                                                         1,476               (192)
         Income taxes payable                                                                     1,422              2,265
         Other assets and liabilities, net                                                      (10,381)            (6,128)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                    536             (8,012)
INVESTING ACTIVITIES
Capital expenditures                                                                             (3,195)            (4,542)
Proceeds from liquidation of investments                                                            128                457
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (3,067)            (4,085)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                          140                 --
Repurchase of common stock                                                                           --                (46)
Decrease in cash overdrafts                                                                          --              8,082
Repayments of long-term debt                                                                    (15,512)              (669)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                (15,372)             7,367
---------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                       (17,903)            (4,730)
Cash and cash equivalents at beginning of period                                                 30,473              5,518
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 12,570           $    788
===========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                             $    431           $     --
Cancellation of notes receivable arising from stock loan plan in connection
     with repurchase of common stock                                                           $     --           $    (15)



See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.   BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain amounts for 2001 have been reclassified to conform to the 2002 interim period presentation.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statement No. 142 did not impact the Company's results of operations, financial position or cash flows.

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

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 did not impact the Company's results of operations, financial position or cash flows.

B.   SHIPPING AND HANDLING FEES AND EXPENSES

     Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $10,663 and $12,562 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended March 31, 2002 and 2001, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


C.   INVENTORIES

         Components of inventories are as follows:


                                                                                          MARCH 31                 DECEMBER 31
                                                                                            2002                       2001
                                                                                      ----------------------------------------
Finished goods                                                                                 $ 36,289              $ 32,595
Work-in-process                                                                                  14,487                11,436
Raw materials and supplies                                                                       19,199                17,564
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 69,975                61,595
Less excess of cost over LIFO stated values                                                       9,540                 8,679
------------------------------------------------------------------------------------------------------------------------------
NET INVENTORIES                                                                                $ 60,435              $ 52,916
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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. On December 18, 2001, the Estate and the Trust filed an amended complaint. Count I of the complaint alleges that Holding (PA) made material misrepresentations in connection with the redemption of shares of stock held by the Trust and the Estate. On February 8, 2002, Holding (PA) and the management defendants filed motions to dismiss the Amended Complaint. Those motions are currently pending. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


E.   SEGMENT INFORMATION

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a material change in total assets, the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three months ended March 31, 2002 and 2001 are as follows:


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                      ----------------------------------------
                                                                                            2002                  2001
                                                                                      ----------------------------------------
Net Sales
Climbing Products                                                                             $  91,875             $ 102,475
Extruded Products                                                                                18,766                22,102
------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 110,641             $ 124,577
==============================================================================================================================

OPERATING PROFIT (LOSS)
Climbing Products                                                                             $   8,951             $   8,543
Extruded Products                                                                                  (607)                1,029
Corporate and Other                                                                                (325)               (1,094)
------------------------------------------------------------------------------------------------------------------------------
                                                                                              $   8,019             $   8,478
==============================================================================================================================



     Operating profit (loss) for Corporate and Other includes "Other income (expense), net" reflected in the condensed consolidated statements of income, various corporate expenses not allocated to the reportable segments and eliminations. Operating profit (loss) for the quarter ended March 31, 2002 for the Climbing Products and Extruded Products segment includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer.

F.   SALES OF ACCOUNTS RECEIVABLE

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of March 31, 2002 and December 31, 2001, the Company had sold, on a recurring basis, $67,728 and $76,469 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $47,647 and $56,382, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


G.   DEBT

     In March 2002 the Company voluntarily repaid $15,000 of term loans, without premium or penalty, as permitted by the Senior Credit Agreement. Additional interest expense of $394 was recorded in the quarter ended March 31, 2002 due to the accelerated amortization of the deferred financing fees associated with the term loans voluntarily repaid. The Senior Credit Facility provides for the adjustment of future principal installments when voluntary payments are made. Effective March 31, 2002, Tranche B term loans are due in aggregate principal amounts of $600 for the remainder of 2002, $26,612 in 2003, and $49,233 in 2004, and Tranche C term loans are due in aggregate principal amounts of $366 for the remainder of 2002, $488 in 2003, $488 in 2004, and $45,374 in 2005.

H.   SUPPLEMENTAL GUARANTOR INFORMATION

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.   SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                       -----------------------------------------------------------------------------------------
                                                                       COMBINED         NON-
                                          PARENT                      GUARANTOR       GUARANTOR
                                          COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
MARCH 31, 2002
ASSETS
Current assets:
     Accounts receivable                   $      --     $      --       $      --       $ 45,902     $      --       $  45,902
     Inventories, net                             --            --          60,435             --            --          60,435
     Other current assets                         47            34          14,336              7            --          14,424
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                      47            34          74,771         45,909            --         120,761
Property, plant and equipment, net                --             2         112,534             --            --         112,536
Investment in subsidiaries                  (134,058)     (108,528)          7,572             --       235,014              --
Other assets                                       5         1,375          30,955            100            --          32,435
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(134,006)    $(107,117)      $ 225,832       $ 46,009     $ 235,014       $ 265,732
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (702)    $  17,526       $  40,087       $   (115)    $      --       $  56,796
     Intercompany payable (receivable)       (11,588)     (238,696)        211,732         38,552            --              --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (12,290)     (221,170)        251,819         38,437            --          56,796
Long-term debt                                    --       248,111           5,992             --            --         254,103
Other long-term liabilities                       --            --          76,549             --            --          76,549
        Total equity (deficit)              (121,716)     (134,058)       (108,528)         7,572       235,014        (121,716)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(134,006)    $(107,117)      $ 225,832       $ 46,009     $ 235,014       $ 265,732
================================================================================================================================

DECEMBER 31, 2001
ASSETS
Current assets:
     Accounts receivable                   $      --     $      --       $      --       $ 54,250     $      --       $  54,250
     Inventories, net                             --            --          52,916             --            --          52,916
     Other current assets                        344           188          31,739              9            --          32,280
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                     344           188          84,655         54,259            --         139,446
Property, plant and equipment, net                --             2         111,927             --            --         111,929
Investment in subsidiaries                  (135,881)     (110,862)          7,576             --       239,167              --
Other assets                                       5         1,503          32,026            100            --          33,634
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(135,532)    $(109,169)      $ 236,184       $ 54,359     $ 239,167       $ 285,009
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (791)    $  23,419       $  51,438       $   (108)    $      --       $  73,958
     Intercompany payable (receivable)       (10,917)     (251,375)        215,400         46,892            --              --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (11,708)     (227,956)        266,838         46,784            --          73,958
Long-term debt                                    --       254,668           5,789             --            --         260,457
Other long-term liabilities                       --            --          74,417             --            --          74,417
        Total equity (deficit)              (123,824)     (135,881)       (110,860)         7,575       239,167        (123,823)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(135,532)    $(109,169)      $ 236,184       $ 54,359     $ 239,167       $ 285,009
================================================================================================================================



                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.   SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       --------------------------------------------------------------------------------------------
                                                                         COMBINED            NON-
                                             PARENT                     GUARANTOR         GUARANTOR
                                             COMPANY        ISSUER     SUBSIDIARIES       SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       --------------------------------------------------------------------------------------------
For the Three Months Ended
March 31, 2002
     Net sales                               $    --       $    --       $ 110,641         $    --      $      --      $ 110,641
     Cost of sales                                --            --          77,277              --             --         77,277
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --            --          33,364              --             --         33,364
     Selling, general and administrative
        expenses                                  --             1          25,344              --             --         25,345
-----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      --            (1)          8,020              --             --          8,019
     Other income (expense), net               1,109         1,492            (971)            734         (2,708)          (344)
     Interest income (expense)                   210          (666)         (4,581)           (739)            --         (5,776)
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              1,319           825           2,468              (5)        (2,708)         1,899
     Income taxes (benefit)                       91          (275)            857              (2)            --            671
-----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $ 1,228       $ 1,100       $   1,611         $    (3)     $  (2,708)     $   1,228
===================================================================================================================================


FOR THE THREE MONTHS ENDED
March 31, 2001
     Net sales                               $    --       $    --       $ 124,577         $    --      $      --      $ 124,577
     Cost of sales                                --            --          89,352              --             --         89,352
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --            --          35,225              --             --         35,225
     Selling, general and administrative
        expenses                                  --            24          26,723              --             --         26,747
-----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      --           (24)          8,502              --             --          8,478
     Other income (expense), net                 897         1,297          (1,236)          1,188         (2,164)           (18)
     Interest income (expense)                   267          (633)         (5,333)         (1,044)            --         (6,743)
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              1,164           640           1,933             144         (2,164)         1,717
     Income taxes (benefit)                      132          (205)            709              50            --             686
-----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $ 1,032       $   845       $   1,224         $    94      $  (2,164)     $   1,031
===================================================================================================================================



                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.   SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                       --------------------------------------------------------------------------------------
                                                                         COMBINED            NON-
                                             PARENT                     GUARANTOR         GUARANTOR
                                             COMPANY        ISSUER     SUBSIDIARIES       SUBSIDIARY       CONSOLIDATED
                                       --------------------------------------------------------------------------------------
For the Three Months Ended
March 31, 2002
     Net cash from operating activities        $ 531       $ 2,681         $  (2,676)            $ --        $    536
     Net cash from investing activities         (671)       12,679           (15,075)              --          (3,067)
     Net cash from financing activities          140       (15,361)             (151)              --         (15,372)
-----------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                      --            (1)          (17,902)              --         (17,903)
     Cash and cash equivalents at
        beginning of period                       --             4            30,465                4          30,473
-----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                          $  --       $     3         $  12,563             $  4        $ 12,570
=============================================================================================================================

FOR THE THREE MONTHS ENDED
March 31, 2001
     Net cash from operating activities        $ 249       $ 1,857         $ (10,121)            $  3        $ (8,012)
     Net cash from investing activities         (203)       (1,507)           (2,375)              --          (4,085)
     Net cash from financing activities          (46)         (362)            7,775               --           7,367
-----------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                      --           (12)           (4,721)               3          (4,730)
     Cash and cash equivalents at
        beginning of period                       --            22             5,495                1           5,518
-----------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                          $  --       $    10         $     774             $  4        $    788
=============================================================================================================================



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

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2002 AS COMPARED TO QUARTER ENDED MARCH 31, 2001

     Net Sales. Net sales were down $14.0 million, or 11.2%, to $110.6 million for the quarter ended March 31, 2002 from $124.6 million for the quarter ended March 31, 2001. Net sales of climbing products decreased by $10.6 million, or 10.3%, to $91.9 million for the quarter ended March 31, 2002 from $102.5 million for the quarter ended March 31, 2001. The sales decline reflects lower unit sales volumes related primarily to soft economic conditions and a major customer lowering its inventory levels. Net sales of extruded products of $18.8 million for the quarter ended March 31, 2002 declined by $3.3 million, or 15.1%, compared to the quarter ended March 31, 2001. The markets served by this segment of the Company's business remained soft during the first quarter 2002.

     Gross Profit. Gross profit declined by $1.8 million, or 5.3%, to $33.4 million for the quarter ended March 31, 2002 from $35.2 million for the quarter ended March 31, 2001 reflecting the lower unit sales volume. Gross profit as a percentage of net sales in the quarter ended March 31, 2002 improved to 30.2% from 28.3% for the quarter ended March 31, 2001. The negative effect of the lower production levels on the Company's gross profit percentage as a result of the lower unit sales volumes was more than offset by product mix improvements, manufacturing productivity improvements and lower aluminum costs.

     General and Administrative Expenses. General and administrative expenses were $7.5 million for the quarter ended March 31, 2002 compared to $6.2 million for the quarter ended March 31, 2001, an increase of $1.3 million or 21.3%. The increase is primarily due to the severance cost recognized in the first quarter 2002 of $1.6 million associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses declined by $0.3 million in the current quarter reflecting lower compensation and related expenses partially offset by higher depreciation related to capitalized computer hardware and software costs.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $2.7 million, or 13.2%, to $17.9 million for the quarter ended March 31, 2002 compared to $20.6 million for the quarter ended March 31, 2001 primarily reflecting the impact of lower unit sales volumes and freight rates.

     Operating Profit. Operating profit declined by $0.5 million, or 5.4%, to $8.0 million for the quarter ended March 31, 2002 from $8.5 million for the quarter ended March 31, 2001. Operating profit of the Climbing Products segment increased $0.4 million, or 4.8%, to $8.9 million in the first quarter of 2002 including a charge of $1.3 million for an allocated portion of severance costs. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment would have increased by $1.7 million or 20% from $8.5 million in the first quarter of 2001, despite a 10.3% decline in net sales. The improvement in the profitability of climbing products is reflective of product mix improvements, lower material costs, manufacturing and distribution productivity improvements and cost reduction initiatives affecting selling and administrative expenses. The Extruded Products segment incurred an operating loss of $0.6 million for the quarter ended March 31, 2002 compared to an operating profit of $1.0 million for the quarter ended March 31, 2001. The decline in operating profit of $1.6 million is primarily due to the decline in unit sales volumes and resulting lower absorption of fixed manufacturing costs. Corporate and Other expenses declined by $0.8 million for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 primarily due to reduced manufacturing consulting expenses.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.3 million for the quarter ended March 31, 2002, an increase in expense of $0.3 million compared to the first quarter 2001. The increase in expense is primarily due to a loss on the disposal of an asset in the current quarter.

     Interest Expense. Interest expense declined by $0.9 million to $5.8 million for the quarter ended March 31, 2002 from $6.7 million for the quarter ended March 31, 2001. The favorable impact of lower interest rates in the current quarter was partially offset by the accelerated amortization of deferred financing fees of $0.4 million as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in March 2002.

     Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of March 31, 2002 and 2001, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended March 31, 2002 is approximately 35% compared to 40% for the first quarter of the prior year. The decrease in the effective tax rate is due to lower estimated income tax accruals.

     The difference between the statutory and effective tax rates at both March 31, 2002 and 2001 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

     Net Income. Net income improved by $0.2 million to $1.2 million for the quarter ended March 31, 2002 from net income of $1.0 million for the quarter ended March 31, 2001 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had $262.4 million of consolidated indebtedness, including $132.7 million of indebtedness, net of unamortized original issue discount, pursuant to the $135 million principal of 10% Senior Subordinated Notes due 2007 (the "Notes"), and $123.2 million of Term Loans under the Senior Credit Facility. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $44.9 million was available for borrowing at March 31, 2002. The available borrowings under the Revolving Facility, which expires on November 30, 2003, are reduced by amounts issued under a letter of credit subfacility which totaled $25.1 million at March 31, 2002.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which expires in May 2003. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of March 31, 2002, the Company sold $67.7 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $47.6 million. An additional $22.9 million of financing was available under the Receivables Purchase Agreement at March 31, 2002.

     The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement. The Company believes it has sufficient funds available in the upcoming year to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility and the Receivables Purchase Agreement.

     The Senior Credit Facility, as amended effective June 30, 2001, and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective March 31, 2002. The Company anticipates that it will continue to comply with its debt covenants in 2002, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Net cash flows provided by operating activities were $0.5 million for the three months ended March 31, 2002 compared to net cash used by operating activities of $8.0 million for the three months ended March 31, 2001. The improvement of $8.5 million is largely due to lower year-over-year inventory levels. Net cash used for investing activities was $3.1 million for the three months ended March 31, 2002 compared to $4.1 million for the three months ended March 31, 2001 primarily reflecting lower capital expenditures during the current period. Net cash used for financing activities was $15.4 million for the three months ended March 31, 2002 compared to net cash provided of $7.4 million for the three months ended March 31, 2001. The Senior Credit Facility allows the Company to voluntarily repay the principal amount of term loans from time to time, in whole or in part, without premium or penalty. During the quarter ended March 31, 2002, the Company elected to voluntarily repay $15 million of term loans issued in connection with the Senior Credit Facility. The $7.4 million of net cash provided by financing activities in the first quarter 2001 was due to book overdrafts.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases effective January 1, 2002. The adoption of Statement No. 142 did not impact the Company's results of operations, financial position or cash flows.

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

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The adoption of Statement No. 144 did not impact the Company's results of operations, financial position or cash flows.


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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the three months ended March 31, 2002. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

                          WERNER HOLDING CO. (PA), INC.


Date:  May 15, 2002       /s/ LARRY V. FRIEND
                          -----------------------------------------------------
                          Larry V. Friend
                          Vice President, Chief Financial Officer and Treasurer
                          (Principal Financial Officer and Principal Accounting
                          Officer)





                          WERNER HOLDING CO. (DE), INC.


Date:  May 15, 2002       /s/  LARRY V. FRIEND
                          -----------------------------------------------------
                          Larry V. Friend
                          Vice President, Chief Financial Officer and Treasurer
                          (Principal Financial Officer and Principal Accounting
                          Officer)