Form 10-Q
period 2002-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2002-08-13
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002


 Commission File No. 333-46607-12         Commission File No. 333-46607

   WERNER HOLDING CO. (PA), INC.            WERNER HOLDING CO. (DE), INC.
   (Exact name of co-registrant as         (Exact name of co-registrant as
   specified in its charter)               specified in its charter)

  PENNSYLVANIA        25-0906895           DELAWARE              25-1581345
(State or other     (IRS Employer      (State or other         (IRS Employer
jurisdiction of   identification No.)  jurisdiction of       Identification No.)
incorporation or                       incorporation or
organization)                          organization)

     93 WERNER RD.          16125         1105 NORTH MARKET ST.,      19899
GREENVILLE, PENNSYLVANIA  (Zip Code)           SUITE 1300           (Zip Code)
(Address of principal                     WILMINGTON, DELAWARE
executive offices)                        (Address of principal
                                          executive offices)

       (724) 588-2550                                    (302) 478-5723
(Co-registrant's telephone                         (Co-registrant's telephone
number including area code)                        number including area code)

         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of June 30, 2002:

         Werner Holding Co. (PA), Inc.  1,879.5454 shares of Class A Common
                                           Stock
                                        21,774.9346 shares of Class B Common
                                           Stock
                                        5,265.7790 shares of Class C Common
                                           Stock
                                        1,000 shares of Class D Common Stock
                                        45,000 shares of Class E Common Stock

         Werner Holding Co. (DE), Inc.      1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED JUNE 30, 2002



PART  I    FINANCIAL INFORMATION
Item 1.    Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
             Condensed Consolidated Balance Sheets--June 30, 2002 and
               December 31, 2001....................................................................           1
             Condensed Consolidated Statements of Income--Three and Six Months Ended
               June 30, 2002 and 2001...............................................................           2
             Condensed Consolidated Statements of Changes in Shareholders'
               Equity (Deficit)--Three and Six Months Ended June 30, 2002 and 2001..................           3
             Condensed Consolidated Statements of Cash Flows--Six Months Ended
               June 30, 2002 and 2001...............................................................           5
             Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Werner Holding Co. (PA), Inc. and
             Subsidiaries...........................................................................          15
Item 3.    Quantitative and Qualitative Disclosures about Market Risk...............................          20


PART II    OTHER INFORMATION
Item 1.    Legal Proceedings........................................................................          21
Item 4.    Submission of Matters to a Vote of Security Holders......................................          21
Item 6.    Exhibits and Reports on Form 8-K.........................................................          21

SIGNATURES .........................................................................................          22












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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           JUNE 30    DECEMBER 31
                                                                            2002         2001
                                                                        -------------------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $   7,316      $  30,473
     Accounts receivable                                                   65,330         54,250
     Allowance for doubtful accounts                                       (1,446)        (1,835)
     Refundable income taxes                                                    -          1,501
     Inventories                                                           56,030         52,916
     Deferred income taxes                                                    696            338
     Other                                                                  1,376          1,803
------------------------------------------------------------------------------------------------
         Total current assets                                             129,302        139,446

Property, plant and equipment, net                                        113,076        111,929

Other assets:
     Deferred income taxes                                                 16,033         14,970
     Deferred financing fees, net                                           5,060          6,469
     Other                                                                 11,215         12,195
------------------------------------------------------------------------------------------------
                                                                           32,308         33,634
------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                   $ 274,686      $ 285,009
================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                   $  20,939      $  21,014
     Accrued liabilities                                                   24,478         36,037
     Income taxes payable                                                   1,999              -
     Current maturities of long-term debt                                  14,749         16,907
------------------------------------------------------------------------------------------------
         Total current liabilities                                         62,165         73,958

Long-term obligations:
     Long-term debt                                                       247,575        260,457
     Reserve for product liability and workers' compensation claims        48,520         44,069
     Other long-term obligations                                           30,919         30,348
------------------------------------------------------------------------------------------------
         Total liabilities                                                389,179        408,832

Shareholders' deficit:
     Common stock                                                               1              1
     Additional paid-in-capital                                           200,122        200,947
     Accumulated deficit                                                 (305,945)      (314,506)
     Accumulated other non-owner changes in equity                         (6,807)        (7,882)
     Notes receivable arising from stock loan plan                         (1,864)        (2,383)
------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                     (114,493)      (123,823)
------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $ 274,686      $ 285,009
================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (Dollars in Thousands)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30                       JUNE 30
                                  --------------------------------------------------------------
                                           2002           2001           2002           2001
                                  --------------------------------------------------------------
Net sales                               $ 136,922      $ 143,927      $ 247,563      $ 268,504
Cost of sales                              92,938        103,576        170,215        192,928
------------------------------------------------------------------------------------------------
Gross profit                               43,984         40,351         77,348         75,576
General and administrative expenses         6,879          4,977         14,371         11,153
Selling and distribution expenses          20,270         22,207         38,123         42,778
------------------------------------------------------------------------------------------------
Operating profit                           16,835         13,167         24,854         21,645
Other income (expense), net                   (17)          (850)          (361)          (868)
------------------------------------------------------------------------------------------------
Income before interest and taxes           16,818         12,317         24,493         20,777
Interest expense                            5,228          6,626         11,004         13,369
------------------------------------------------------------------------------------------------
Income before income taxes                 11,590          5,691         13,489          7,408
Income taxes                                4,257          2,279          4,928          2,965
------------------------------------------------------------------------------------------------
NET INCOME                              $   7,333      $   3,412      $   8,561      $   4,443
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

                                                                                       ACCUMULATED
                                                          ADDITIONAL                    OTHER NON-                 TOTAL
                                                 COMMON    PAID-IN      ACCUMULATED    OWNER EQUITY             SHAREHOLDERS'
                                                  STOCK    CAPITAL        DEFICIT         CHANGES      OTHER   EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                         $ 1    $ 200,947     $ (314,506)       $ (7,882)  $ (2,383)      $ (123,823)
Non-owner equity changes:
     Net income                                                              1,228                                       1,228
     Derivative instruments-amounts reclassified
      to income (net of deferred tax of $251)                                                  428                         428
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $182)                                              311                         311
                                                                                                               ----------------
         Total non-owner equity changes                                                                                  1,967
Reduction in notes receivable arising from
     stock loan plan                                                                                      140              140
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                          $ 1    $ 200,947     $ (313,278)       $ (7,143)  $ (2,243)      $ (121,716)
==============================================================================================================================

Non-owner equity changes:
     Net income                                                              7,333                                       7,333
     Derivative instruments-amounts reclassified
      to income (net of deferred tax of $201)                                                  342                         342
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $4)                                                 (6)                         (6)
                                                                                                               ----------------
         Total non-owner equity changes                                                                                  7,669
Notes receivable arising from stock loan plan                                                             (23)             (23)
Issuance of common stock                                         30                                                         30
Repurchase of common stock                                     (855)                                                      (855)
Reduction in notes receivable arising from
     stock loan plan                                                                                      402              402
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                           $ 1    $ 200,122     $ (305,945)       $ (6,807)  $ (1,864)      $ (114,493)
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

                                                                                         ACCUMULATED
                                                         ADDITIONAL                      OTHER NON-                 TOTAL
                                                 COMMON    PAID-IN      ACCUMULATED     OWNER EQUITY            SHAREHOLDERS'
                                                 STOCK     CAPITAL        DEFICIT          CHANGES    OTHER    EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                         $ 1   $ 201,272      $ (330,061)           $ -    $ (2,468)      $ (131,256)
Non-owner equity changes:
     Net income                                                              1,031                                       1,031
     Cumulative effect of accounting change
       for derivatives (net of deferred tax
       of $69)                                                                               (118)                        (118)
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $84)                                                 142                          142
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $375)                                            (639)                        (639)
                                                                                                               ----------------
         Total non-owner equity changes                                                                                    416
Repurchase of common stock                                     (61)                                                        (61)
Reduction in notes receivable arising from
     stock loan plan                                                                                       15               15
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                          $ 1   $ 201,211      $ (329,030)        $ (615)   $ (2,453)      $ (130,886)
===============================================================================================================================

Non-owner equity changes:
     Net income                                                              3,412                                       3,412
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $68)                                                 114                          114
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $89)                                             (148)                        (148)
                                                                                                               ----------------
         Total non-owner equity changes                                                                                  3,378
Notes receivable arising from stock loan plan                                                             (18)             (18)
Issuance of common stock                                        24                                                          24
Repurchase of common stock                                     (98)                                                        (98)
Reduction in notes receivable arising from
     stock loan plan                                                                                       18               18
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                           $ 1   $ 201,137      $ (325,618)        $ (649)   $ (2,453)      $ (127,582)
===============================================================================================================================

Non-owner equity changes:
     Net income                                                              5,992                                       5,992
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $359)                                                612                          612
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $1,032)                                        (1,759)                      (1,759)
                                                                                                               ----------------
         Total non-owner equity changes                                                                                  4,845
Notes receivable arising from stock loan plan                                                             (92)             (92)
Issuance of common stock                                       122                                                         122
Repurchase of common stock                                    (264)                                                       (264)
Reduction in notes receivable arising from
     stock loan plan                                                                                      149              149
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                      $ 1   $ 200,995      $ (319,626)      $ (1,796)   $ (2,396)      $ (122,822)
===============================================================================================================================

Non-owner equity changes:
     Net income                                                              5,120                                       5,120
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $526)                                                897                          897
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $139)                                            (238)                        (238)
     Adjustment to minimum pension liability
       (net of deferred tax of $3,962)                                                     (6,745)                      (6,745)
                                                                                                               ----------------
         Total non-owner equity changes                                                                                   (966)
Repurchase of common stock                                     (48)                                                        (48)
Reduction in notes receivable arising from
     stock loan plan                                                                                       13               13
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                       $ 1   $ 200,947      $ (314,506)      $ (7,882)   $ (2,383)      $ (123,823)
===============================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in Thousands)


                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30
                                                                                        -----------------------------------
                                                                                                 2002               2001
                                                                                        -----------------------------------
OPERATING ACTIVITIES
Net income                                                                                     $  8,561           $  4,443
Reconciliation of net income to net cash provided by operating activities:
     Depreciation                                                                                 5,615              4,724
     Amortization of deferred financing fees and original issue discount                          1,611              1,356
     Amortization of deferred costs                                                               1,696              1,599
     Provision for losses on accounts receivable                                                    300                300
     Provision for product liability and workers' compensation claims                             8,332              7,920
     Payment of product liability and workers' compensation claims                               (3,881)            (2,873)
     Deferred income taxes                                                                       (1,626)            (1,422)
     Loss on disposition of property, plant and equipment                                           310                  -
     Impairment of investments                                                                        -                303
     Changes in operating assets  and liabilities:
         Accounts receivable                                                                    (11,080)            (6,951)
         Refundable income taxes                                                                  1,501              2,033
         Inventories                                                                             (3,114)            (6,063)
         Accounts payable                                                                           (75)             3,967
         Income taxes payable                                                                     1,999                715
         Other assets and liabilities, net                                                      (10,868)            (8,607)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                   (719)             1,444
INVESTING ACTIVITIES
Capital expenditures                                                                             (6,356)           (10,411)
Proceeds from liquidation of investments                                                            183                457
Proceeds from sale of investment                                                                      -              2,096
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (6,173)            (7,858)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                          140                  -
Issuance of common stock                                                                              7                  7
Repurchase of common stock                                                                         (453)              (127)
Increase in cash overdrafts                                                                           -              2,981
Repayments of long-term debt                                                                    (15,959)            (1,781)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities                                                (16,265)             1,080
---------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                       (23,157)            (5,334)
Cash and cash equivalents at beginning of period                                                 30,473              5,518
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $  7,316           $    184
===========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                             $    717           $      -
Issuance of common stock in exchange for notes receivable arising
     from stock loan plan                                                                      $     23           $     18
Cancellation of notes receivable arising from stock loan plan in connection
     with repurchase of common stock                                                           $   (402)          $    (33)

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in Thousands)


A.  GENERAL

  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

   Derivative Commodity Instruments

         As more fully described in Note B to the consolidated financial statements included in the Company's most recent Annual Report on Form 10-K, the Company holds derivatives as part of a formal risk management policy. The Company's derivatives consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes derivatives to hedge the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. The Company's risk management policy with respect to the percentage of forecasted sales being hedged is currently being reviewed by management and may be revised.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


A.  GENERAL--CONTINUED

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds previous accounting guidance which required all gains and losses from extinguishment of debt to be classified as an extraordinary item in the income statement. As a result, the criteria contained in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. This statement also amends other existing authoritative pronouncements to make various technical corrections, eliminate inconsistencies, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect Statement No. 145 to have a material impact on its results of operations, financial position or cash flows.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. The Company has not yet completed its evaluation of the impact of adopting Statement No. 146.

B.  SHIPPING AND HANDLING FEES AND EXPENSES

         Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $11,812 and $13,642 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended June 30, 2002 and 2001, respectively, and $22,475 and $26,204 are included for the six months ended June 30, 2002 and 2001, respectively.

C.  INVENTORIES

         Components of inventories are as follows:


                                                       JUNE 30      DECEMBER 31
                                                         2002          2001
                                                  ---------------------------
Finished goods                                          $32,776       $32,595
Work-in-process                                          14,364        11,436
Raw materials and supplies                               18,485        17,564
-----------------------------------------------------------------------------
                                                         65,625        61,595
Less excess of cost over LIFO stated values               9,595         8,679
-----------------------------------------------------------------------------
NET INVENTORIES                                         $56,030       $52,916
=============================================================================

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and six months ended June 30, 2002 and 2001 are as follows:

                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                   JUNE 30                                   JUNE 30
                                      --------------------------------------------------------------------------
                                          2002                  2001                 2002                2001
                                      --------------------------------------------------------------------------
NET SALES
Climbing Products                       $ 116,285             $ 123,452           $ 208,160           $ 225,927
Extruded Products                          20,637                20,475              39,403              42,577
----------------------------------------------------------------------------------------------------------------
                                        $ 136,922             $ 143,927           $ 247,563           $ 268,504
================================================================================================================

OPERATING PROFIT (LOSS)
Climbing Products                       $  17,274             $  14,737           $  26,225           $  23,280
Extruded Products                             123                  (311)               (484)                718
Corporate and Other                          (562)               (1,259)               (887)             (2,353)
----------------------------------------------------------------------------------------------------------------
                                        $  16,835             $  13,167           $  24,854           $  21,645
================================================================================================================



         Operating profit (loss) for Corporate and Other includes "Other income (expense), net" reflected in the condensed consolidated statements of income, various corporate expenses not allocated to the reportable segments and eliminations. Operating profit (loss) for the six months ended June 30, 2002 for the Climbing Products and Extruded Products segments includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer.

F.  SALES OF ACCOUNTS RECEIVABLE

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of June 30, 2002 and December 31, 2001, the Company had sold, on a recurring basis, $90,321 and $76,469 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $70,250 and $56,382, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


G.  DEBT

         In March 2002 the Company voluntarily repaid $15,000 of term loans, without premium or penalty, as permitted by the Senior Credit Agreement. Additional interest expense of $394 was recorded in the quarter ended March 31, 2002 due to the accelerated amortization of the deferred financing fees associated with the term loans voluntarily repaid. The Senior Credit Facility provides for the adjustment of future principal installments when voluntary payments are made. Effective June 30, 2002, Tranche B term loans are due in aggregate principal amounts of $400 for the remainder of 2002, $26,612 in 2003, and $49,233 in 2004, and Tranche C term loans are due in aggregate principal amounts of $244 for the remainder of 2002, $488 in 2003, $488 in 2004, and $45,374 in 2005.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)

H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                       ------------------------------------------------------------------------------------
                                                                        COMBINED        NON-
                                             PARENT                     GUARANTOR     GUARANTOR
                                             COMPANY        ISSUER     SUBSIDIARIES   SUBSIDIARY  ELIMINATIONS CONSOLIDATED
                                       ------------------------------------------------------------------------------------
JUNE 30, 2002 ASSETS CURRENT
ASSETS:
     Accounts receivable                    $       -     $       -     $       -     $  65,330     $       -    $  65,330
     Inventories, net                               -             -        56,030             -             -       56,030
     Other current assets                          54            69         7,808            11             -        7,942
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                       54            69        63,838        65,341             -      129,302
Property, plant and equipment, net                  -             1       113,075             -             -      113,076
Investment in subsidiaries                   (126,528)     (100,520)        7,603             -       219,445            -
Other assets                                        -           126        32,161            21             -       32,308
---------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                        $(126,474)    $(100,324)    $ 216,677     $  65,362     $ 219,445    $ 274,686
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities              $    (832)    $  19,685     $  43,661     $    (349)    $       -    $  62,165
     Intercompany payable (receivable)        (11,149)     (234,919)      187,960        58,108             -            -
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities             (11,981)     (215,234)      231,621        57,759             -       62,165
Long-term debt                                      -       241,437         6,138             -             -      247,575
Other long-term liabilities                         -             -        79,439             -             -       79,439
        Total equity (deficit)               (114,493)     (126,527)     (100,521)        7,603       219,445     (114,493)
---------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                        $(126,474)    $(100,324)    $ 216,677     $  65,362     $ 219,445    $ 274,686
===========================================================================================================================

DECEMBER 31, 2001
ASSETS
Current assets:
     Accounts receivable                    $       -     $       -     $       -     $  54,250     $       -    $  54,250
     Inventories, net                               -             -        52,916             -             -       52,916
     Other current assets                         344           188        31,739             9             -       32,280
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                      344           188        84,655        54,259             -      139,446
Property, plant and equipment, net                  -             2       111,927             -             -      111,929
Investment in subsidiaries                   (135,881)     (110,862)        7,576             -       239,167            -
Other assets                                        5         1,503        32,026           100             -       33,634
---------------------------------------------------------------------------------------------------------------------------
        Total Assets                        $(135,532)    $(109,169)    $ 236,184     $  54,359     $ 239,167    $ 285,009
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities              $    (791)    $  23,419     $  51,438     $    (108)    $       -    $  73,958
     Intercompany payable (receivable)        (10,918)     (251,375)      215,401        46,892             -            -
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities             (11,709)     (227,956)      266,839        46,784             -       73,958
Long-term debt                                      -       254,668         5,789             -             -      260,457
Other long-term liabilities                         -             -        74,417             -             -       74,417
        Total equity (deficit)               (123,823)     (135,881)     (110,861)        7,575       239,167     (123,823)
---------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                        $(135,532)    $(109,169)    $ 236,184     $  54,359     $ 239,167    $ 285,009
===========================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                       SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       --------------------------------------------------------------------------------------------
                                                                         COMBINED           NON-
                                              PARENT                     GUARANTOR       GUARANTOR
                                              COMPANY         ISSUER    SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
     Net sales                               $       -      $       -      $ 247,563      $       -      $       -      $ 247,563
     Cost of sales                                   -              -        170,215              -              -        170,215
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                    -              -         77,348              -              -         77,348
     Selling, general and administrative
        expenses                                     1              2         52,491              -              -         52,494
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (1)            (2)        24,857              -              -         24,854
     Other income (expense), net                 8,327          9,020         (1,640)         1,538        (17,606)          (361)
     Interest income (expense)                     424         (1,255)        (8,678)        (1,495)             -        (11,004)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                8,750          7,763         14,539             43        (17,606)        13,489
     Income taxes (benefit)                        189           (532)         5,256             15              -          4,928
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $   8,561      $   8,295      $   9,283      $      28      $ (17,606)     $   8,561
==================================================================================================================================

FOR THE THREE MONTHS ENDED
JUNE 30, 2002
     Net sales                               $       -      $       -      $ 136,922      $       -      $       -      $ 136,922
     Cost of sales                                   -              -         92,938              -              -         92,938
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                    -              -         43,984              -              -         43,984
     Selling, general and administrative
        expenses                                     1              1         27,147              -              -         27,149
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (1)            (1)        16,837              -              -         16,835
     Other income (expense), net                 7,218          7,528           (669)           804        (14,898)           (17)
     Interest income (expense)                     214           (589)        (4,097)          (756)             -         (5,228)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                7,431          6,938         12,071             48        (14,898)        11,590
     Income taxes (benefit)                         98           (257)         4,399             17              -          4,257
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $   7,333      $   7,195      $   7,672      $      31      $ (14,898)     $   7,333
==================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       ----------------------------------------------------------------------------------------
                                                                         COMBINED          NON-
                                            PARENT                      GUARANTOR       GUARANTOR
                                           COMPANY           ISSUER    SUBSIDIARIES     SUBSIDIARY  ELIMINATIONS   CONSOLIDATED
                                       ----------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2001
     Net sales                              $     -        $     -      $ 268,504        $     -      $      -       $ 268,504
     Cost of sales                                -              -        192,928              -             -         192,928
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              -         75,576              -             -          75,576
     Selling, general and administrative
        expenses                                  2             37         53,892              -             -          53,931
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                     (2)           (37)        21,684              -             -          21,645
     Other income (expense), net              4,177          4,770         (2,663)         2,354        (9,506)           (868)
     Interest income (expense)                  532         (1,287)       (10,577)        (2,037)            -         (13,369)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             4,707          3,446          8,444            317        (9,506)          7,408
     Income taxes (benefit)                     264           (625)         3,215            111             -           2,965
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                   $ 4,443        $ 4,071      $   5,229        $   206      $ (9,506)      $   4,443
===============================================================================================================================

FOR THE THREE MONTHS ENDED
JUNE 30, 2001
     Net sales                              $     -        $     -      $ 143,927        $     -      $      -       $ 143,927
     Cost of sales                                -              -        103,576              -             -         103,576
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 -              -         40,351              -             -          40,351
     Selling, general and administrative
        expenses                                  2             13         27,169              -             -          27,184
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                     (2)           (13)        13,182              -             -          13,167
     Other income (expense), net              3,280          3,473         (1,427)         1,166        (7,342)           (850)
     Interest income (expense)                  266           (654)        (5,245)          (993)            -          (6,626)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             3,544          2,806          6,510            173        (7,342)          5,691
     Income taxes (benefit)                     132           (420)         2,506             61             -           2,279
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                   $ 3,412        $ 3,226      $   4,004        $   112      $ (7,342)      $   3,412
===============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--Continued
                             (Dollars in Thousands)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                             SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                           ------------------------------------------------------------------
                                                                        COMBINED        NON-
                                             PARENT                    GUARANTOR     GUARANTOR
                                             COMPANY       ISSUER     SUBSIDIARIES   SUBSIDIARY  CONSOLIDATED
                                           ------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
     Net cash from operating activities     $    537      $   (932)     $   (322)     $     (2)     $   (719)
     Net cash from investing activities         (231)       16,639       (22,581)            -        (6,173)
     Net cash from financing activities         (306)      (15,684)         (275)            -       (16,265)
-------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                       -            23       (23,178)           (2)      (23,157)
     Cash and cash equivalents at
        beginning of period                        -             4        30,465             4        30,473
-------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                       $      -      $     27      $  7,287      $      2      $  7,316
=============================================================================================================

FOR THE SIX MONTHS ENDED
JUNE 30, 2001
     Net cash from operating activities     $    289      $   (247)     $  1,401      $      1      $  1,444
     Net cash from investing activities         (168)        1,639        (9,329)            -        (7,858)
     Net cash from financing activities         (121)       (1,407)        2,608             -         1,080
-------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                       -           (15)       (5,320)            1        (5,334)
     Cash and cash equivalents at
        beginning of period                        -            22         5,495             1         5,518
-------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                       $      -      $      7      $    175      $      2      $    184
=============================================================================================================

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

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 2002 AS COMPARED TO QUARTER ENDED JUNE 30, 2001

         Net Sales. Net sales were down $7.0 million, or 4.9%, to $136.9 million for the quarter ended June 30, 2002 from $143.9 million for the quarter ended June 30, 2001. Net sales of climbing products decreased by $7.2 million, or 5.8%, to $116.3 million for the quarter ended June 30, 2002 from $123.5 million for the quarter ended June 30, 2001. The sales decline reflects lower unit sales volumes related primarily to soft economic conditions. Net sales of extruded products of $20.6 million for the quarter ended June 30, 2002 increased by $0.2 million, or 0.8%, compared to the quarter ended June 30, 2001 which primarily reflects a modest improvement in unit sales volumes.

         Gross Profit. Gross profit improved by $3.6 million, or 9.0%, to $44.0 million for the quarter ended June 30, 2002 from $40.4 million for the quarter ended June 30, 2001 despite lower net sales. Gross profit as a percentage of net sales in the quarter ended June 30, 2002 improved to 32.1% from 28.0% for the quarter ended June 30, 2001. The negative effect of the lower production levels on the Company's gross profit percentage as a result of the lower unit sales volumes was more than offset by product mix improvements, manufacturing productivity improvements and lower aluminum and other material costs.

         General and Administrative Expenses. General and administrative expenses were $6.9 million for the quarter ended June 30, 2002 compared to $5.0 million for the quarter ended June 30, 2001, an increase of $1.9 million or 38.2%. The increase is primarily due to higher compensation and related expense accruals associated with improved profitability and higher depreciation related to capitalized computer hardware and software costs which more than offset the absence of severance and related expenses associated with the reduction in salaried employees that occurred during the second quarter of the prior year.

         Selling and Distribution Expenses. Selling and distribution expenses declined by $1.9 million, or 8.7%, to $20.3 million for the quarter ended June 30, 2002 compared to $22.2 million for the quarter ended June 30, 2001 primarily reflecting the impact of lower unit sales volumes, changes in customer mix, lower freight rates and more productive warehousing and distribution primarily related to the operation of the west coast manufacturing facility.

          Operating Profit. Despite a decline of $7.0 million in net sales, operating profit improved by $3.6 million, or 27.9%, to $16.8 million for the quarter ended June 30, 2002 from $13.2 million for the quarter ended June 30, 2001. Operating profit of the Climbing Products segment increased $2.5 million, or 17.2%, to $17.3 million in the second quarter of 2002. The improvement in the profitability of climbing products reflects product mix improvements, lower material costs, manufacturing and distribution productivity improvements and cost reduction initiatives partially offset by higher general and administrative expenses. The Extruded Products segment reported an operating profit of $0.1 million for the quarter ended June 30, 2002 compared to an operating loss of $0.3 million for the quarter ended June 30, 2001. The improvement in operating profit of $0.4 million is primarily due to improved manufacturing performance stemming from the Company's Six Sigma initiatives partially offset by higher general and administrative expenses. Corporate and Other expenses declined by $0.7 million for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 primarily due to reduced manufacturing consulting expenses.

         Other Income (Expense), Net. Net expense for the quarter ended June 30, 2002 was $0.8 million less than the same quarter of the prior year primarily due to lower costs associated with the receivables purchase agreement resulting from lower utilization and lower interest rates during the current quarter and the absence of a charge of $0.3 million recorded in the quarter ended June 30, 2001 related to the impairment of an investment formerly held by MIICA, the Company's captive insurance subsidiary that was dissolved in 1998.

         Interest Expense. Interest expense declined by $1.4 million to $5.2 million for the quarter ended June 30, 2002 from $6.6 million for the quarter ended June 30, 2001. The decline in expense is due to lower interest rates and lower levels of debt in the current quarter.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of June 30, 2002 and 2001, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended June 30, 2002 is approximately 37% compared to 40% for the same quarter of the prior year. The decrease in the effective tax rate is due to lower estimated income tax accruals.

         The difference between the statutory and effective tax rates at both June 30, 2002 and 2001 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income improved by $3.9 million to $7.3 million for the quarter ended June 30, 2002 from net income of $3.4 million for the quarter ended June 30, 2001 as a result of all of the above factors.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net Sales. Net sales were down $20.9 million, or 7.8%, to $247.6 million for the six months ended June 30, 2002 from $268.5 million for the six months ended June 30, 2001. Net sales of climbing products decreased by $17.7 million, or 7.9%, to $208.2 million for the six months ended June 30, 2002 from $225.9 million for the six months ended June 30, 2001. The sales decline reflects lower unit sales volumes related primarily to soft economic conditions and a major customer lowering its inventory levels mostly during the first quarter. Net sales of extruded products of $39.4 million for the six months ended June 30, 2002 declined by $3.2 million, or 7.5%, compared to the six months ended June 30, 2001. The markets served by this segment of the Company's business remained soft during the current period.

         Gross Profit. Gross profit improved by $1.7 million, or 2.3%, to $77.3 million for the six months ended June 30, 2002 from $75.6 million for the six months ended June 30, 2001 despite lower net sales. Gross profit as a percentage of net sales in the six months ended June 30, 2002 improved to 31.2% from 28.1% for the six months ended June 30, 2001. The negative effect of the lower production levels on the Company's gross profit percentage as a result of the lower unit sales volumes was more than offset by product mix improvements, manufacturing productivity improvements and lower aluminum and other material costs.

         General and Administrative Expenses. General and administrative expenses were $14.4 million for the six months ended June 30, 2002 compared to $11.2 million for the six months ended June 30, 2001, an increase of $3.2 million or 28.9%. The increase is due, in part, to severance cost of $1.6 million recognized in the current period associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses increased by $1.6 million in the current period reflecting higher compensation and related expense accruals associated with improved profitability and higher depreciation related to capitalized computer hardware and software costs which more than offset the absence of severance and related expenses associated with the reduction in salaried employees that occurred during the second quarter of the prior year.

         Selling and Distribution Expenses. Selling and distribution expenses declined by $4.7 million, or 10.9%, to $38.1 million for the six months ended June 30, 2002 compared to $42.8 million for the six months ended June 30, 2001 primarily reflecting the impact of lower unit sales volumes, changes in customer mix and lower freight rates.

          Operating Profit. Despite a decline in net sales, operating profit improved by $3.3 million, or 14.8%, to $24.9 million for the six months ended June 30, 2002 from $21.6 million for the six months ended June 30, 2001. Operating profit of the Climbing Products segment increased $2.9 million, or 12.7%, to $26.2 million in the first six months of 2002 despite a charge of $1.3 million for an allocated portion of severance costs related to the separation of a former executive officer. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment in the current period would have increased by $4.2 million, or 18.0%, from $23.3 million in the first six months of 2001. The improvement in the profitability of climbing products reflects product mix improvements, lower material costs, manufacturing and distribution productivity improvements and cost reduction initiatives. The Extruded Products segment incurred an operating loss of $0.5 million for the six months ended June 30, 2002 compared to an operating profit of $0.7 million for the six months ended June 30, 2001. The decline in operating profit of $1.2 million is primarily due to the decline in unit sales volumes and resulting lower absorption of fixed manufacturing costs and increased general and administrative expenses. Corporate and Other expenses declined by $1.5 million for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to reduced manufacturing consulting expenses.

         Other Income (Expense), Net. Net expense of $0.4 million for the six months ended June 30, 2002 was $0.5 million less than net expense for the first six months of 2001. The decrease in expense is primarily due to lower costs associated with the receivables purchase agreement resulting from lower utilization and lower interest rates during the current period and the absence of a charge of $0.3 million recorded in the quarter ended June 30, 2001 related to the impairment of an investment formerly held by MIICA, the Company's captive insurance subsidiary that was dissolved in 1998. The decrease in expense during the current period was partially offset by a loss on the disposal of an asset recorded in the quarter ended March 31, 2002.

         Interest Expense. Interest expense declined by $2.4 million to $11.0 million for the six months ended June 30, 2002 from $13.4 million for the six months ended June 30, 2001. The favorable impact of lower interest rates and lower levels of debt in the current period was partially offset by the accelerated amortization of deferred financing fees of $0.4 million as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in March 2002.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of June 30, 2002 and 2001, and appropriately provided for income taxes for the six months then ended. The effective tax rate for the six months ended June 30, 2002 is approximately 37% compared to 40% for the first six months of the prior year. The decrease in the effective tax rate is due to lower estimated income tax accruals.

         The difference between the statutory and effective tax rates at both June 30, 2002 and 2001 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income improved by $4.2 million to $8.6 million for the six months ended June 30, 2002 from net income of $4.4 million for the six months ended June 30, 2001 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had $262.3 million of consolidated indebtedness that includes $132.8 million of indebtedness (net of unamortized original issue discount) pursuant to the $135 million principal of 10% Senior Subordinated Notes due 2007 (the "Notes"); $122.8 million of Term Loans under the Senior Credit Facility; and $6.7 million of other debt. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $44.9 million was available for borrowing at June 30, 2002. The available borrowings under the Revolving Facility, which expires on November 30, 2003, are reduced by amounts issued under a letter of credit subfacility which totaled $25.1 million at June 30, 2002.

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which expires in May 2003. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of June 30, 2002, the Company sold $90.3 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $70.3 million. An additional $30 million of financing was available under the Receivables Purchase Agreement at June 30, 2002.

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement. The Company believes it has sufficient funds available in the next twelve months to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility and the Receivables Purchase Agreement. The Receivables Purchase Agreement and the $70 million Revolving Facility expire in May 2003 and November 2003, respectively. The Company may need to renew or replace one or both of these to satisfy its future working capital needs. There can be no assurance that the Company will be able to effect a renewal or a replacement on commercially reasonable terms, or at all.

         The Senior Credit Facility, as amended effective June 30, 2001, and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective June 30, 2002. The Company anticipates that it will continue to comply with its debt covenants in 2002, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows used by operating activities were $0.7 million for the six months ended June 30, 2002 compared to $1.4 million provided by operating activities for the six months ended June 30, 2001. Cash flows from operating activities were $2.1 million less than the prior year period largely due to lower sales of accounts receivable in 2002 under the Receivables Purchase Agreement partially offset by cash generated from reducing year-over-year inventory levels. Net cash used for investing activities was $6.2 million for the six months ended June 30, 2002 compared to $7.9 million for the six months ended June 30, 2001 primarily reflecting lower capital expenditures during the current period partially offset by lower proceeds received on the disposal of investments formerly held by MIICA. Net cash used for financing activities was $16.3 million for the six months ended June 30, 2002 compared to net cash provided of $1.1 million for the six months ended June 30, 2001 which primarily reflects increased repayments of debt in the current period. The Senior Credit Facility allows the Company to voluntarily repay the principal amount of Term Loans from time to time, in whole or in part, without premium or penalty. In March 2002 the Company voluntarily repaid $15 million of Term Loans. The $1.1 million of net cash provided by financing activities in the first six months of 2001 was due to book overdrafts partially offset by repayments of long-term debt.

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

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds previous accounting guidance which required all gains and losses from extinguishment of debt to be classified as an extraordinary item in the income statement. As a result, the criteria contained in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. This statement also amends other existing authoritative pronouncements to make various technical corrections, eliminate inconsistencies, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect Statement No. 145 to have a material impact on its results of operations, financial position or cash flows.

            In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. The Company has not yet completed its evaluation of the impact of adopting Statement No. 146.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the six months ended June 30, 2002. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on April 3, 2002. The size of the Board of Directors of Holding (PA) was set at eleven (11) persons and the following eleven (11) persons were elected as directors: Mamoun Askari, James O. Egan, James F. Hardymon, Dennis G. Heiner, Charles K. Marquis, Howard L. Solot, Christopher J. Stadler, Thomas J. Sullivan, Stephen J. Tempini, Donald M. Werner and Michael E. Werner. Of the total shares of stock voted, all were cast for these eleven (11) persons with the exception that 1,451.9552 shares of voting stock were withheld for all directors. In addition, at the meeting, PricewaterhouseCoopers LLP was approved as the Company's independent auditors for the upcoming year. Of the total shares of stock voted, 71,287.3736 were cast for, 0 were cast against and 1,451.9552 shares were withheld, with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

         A special meeting of shareholders of the Company was held on May 9, 2002. The By-laws of the Company were amended and restated in the form distributed to Shareholders with the Notice and Proxy for the meeting. The By-laws of the Company were amended to increase the maximum number of directors permitted on the Board from eleven to twelve. Of the total shares of stock voted, 69,894.0291 were cast for, 1,077.2704 were cast against and 822.4352 were withheld, with respect to amending and restating the Bylaws of the Company. In addition, at the meeting, the size of the Board of Directors of Holding (PA) was increased from eleven (11) Directors to twelve (12) Directors and Dana R. Snyder was elected to fill the vacancy created thereby. Of the total shares of stock voted to increase the size of the Board and to elect Dana R. Snyder, all were cast for, with the exception that 822.4352 were withheld.

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

         3.4      Amended and Restated By-laws of Werner Holding Co. (PA), Inc.

         10.1     Employment Agreement between Werner Co. and Peter R. O'Coin.

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                         WERNER HOLDING CO. (PA), INC.


Date: August 13, 2002    /s/ LARRY V. FRIEND
                         ---------------------------------------------------
                         Larry V. Friend
                         Vice President, Chief Financial Officer and Treasurer
                         (Principal Financial Officer and Principal Accounting
                         Officer)





                         WERNER HOLDING CO. (DE), INC.


Date: August 13, 2002    /s/ LARRY V. FRIEND
                         ---------------------------------------------------
                         Larry V. Friend
                         Vice President, Chief Financial Officer and Treasurer
                         (Principal Financial Officer and Principal Accounting
                         Officer)