Form 10-Q
period 2002-09-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2002-11-13
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


Commission File No. 333-46607-12                   Commission File No. 333-46607

 WERNER HOLDING CO. (PA), INC.              WERNER HOLDING CO. (DE), INC.
(EXACT NAME OF CO-REGISTRANT AS             (EXACT NAME OF CO-REGISTRANT AS
SPECIFIED IN ITS CHARTER)                    SPECIFIED IN ITS CHARTER)

 PENNSYLVANIA                                25-0906895               DELAWARE                    25-1581345
(STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER        (STATE OR OTHER JURISDICTION OF    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)    INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)



93 WERNER RD.                                16125          1105 NORTH MARKET ST.,                   19899
GREENVILLE, PENNSYLVANIA                   (ZIP CODE)           SUITE 1300                          (ZIP CODE)
(ADDRESS OF PRINCIPAL                                       WILMINGTON, DELAWARE
EXECUTIVE OFFICES)                                          (ADDRESS OF PRINCIPAL
                                                              EXECUTIVE OFFICES)

      (724) 588-2550                                  (302) 478-5723
(CO-REGISTRANT'S TELEPHONE                 (CO-REGISTRANT'S TELEPHONE NUMBER
NUMBER INCLUDING AREA CODE)                        INCLUDING AREA CODE)


         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of September 30, 2002:

     Werner Holding Co. (PA), Inc.   1,879.5454 shares of Class A Common Stock
                                     21,774.9346 shares of Class B Common Stock
                                     5,465.7790 shares of Class C Common Stock
                                     1,000 shares of Class D Common Stock
                                     45,000 shares of Class E Common Stock

     Werner Holding Co. (DE), Inc.   1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 2002

PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--September 30, 2002 and
                     December 31, 2001....................................................................           1
                   Condensed Consolidated Statements of Income--Three and Nine Months Ended
                     September 30, 2002 and 2001..........................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three and Nine Months Ended September 30, 2002 and 2001.............          3
                   Condensed Consolidated Statements of Cash Flows--Nine Months Ended
                     September 30, 2002 and 2001..........................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations of Werner Holding Co. (PA), Inc. and
                   Subsidiaries...........................................................................          15
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          20
Item 4.          Controls and Procedures..................................................................          20


PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          21
Item 6.          Exhibits and Reports on Form 8-K.........................................................          21

SIGNATURES       .........................................................................................          22

CERTIFICATIONS   .........................................................................................          23

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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      SEPTEMBER 30     DECEMBER 31
                                                                          2002           2001
                                                                     -----------------------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                          $  29,297      $  30,473
     Accounts receivable                                                   55,157         54,250
     Allowance for doubtful accounts                                       (1,500)        (1,835)
     Refundable income taxes                                                 --            1,501
     Inventories                                                           58,721         52,916
     Deferred income taxes                                                  1,369            338
     Other                                                                  2,199          1,803
--------------------------------------------------------------------------------------------------
         Total current assets                                             145,243        139,446

Property, plant and equipment, net                                        112,883        111,929

Other assets:
     Deferred income taxes                                                 16,906         14,970
     Deferred financing fees, net                                           4,569          6,469
     Other                                                                 10,159         12,195
--------------------------------------------------------------------------------------------------
                                                                           31,634         33,634
--------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                   $ 289,760      $ 285,009
==================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                   $  19,065      $  21,014
     Accrued liabilities                                                   33,409         36,037
     Income taxes payable                                                   1,533           --
     Current maturities of long-term debt                                  21,221         16,907
--------------------------------------------------------------------------------------------------
         Total current liabilities                                         75,228         73,958

Long-term obligations:
     Long-term debt                                                       240,980        260,457
     Reserve for product liability and workers' compensation claims        49,024         44,069
     Other long-term obligations                                           31,058         30,348
--------------------------------------------------------------------------------------------------
         Total liabilities                                                396,290        408,832

Shareholders' deficit:
     Common stock                                                               1              1
     Additional paid-in-capital                                           200,722        200,947
     Accumulated deficit                                                 (297,166)      (314,506)
     Accumulated other non-owner changes in equity                         (7,773)        (7,882)
     Notes receivable arising from stock loan plan                         (2,314)        (2,383)
--------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                     (106,530)      (123,823)
--------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    $ 289,760      $ 285,009
==================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30                           SEPTEMBER 30
                                                     ---------------------------------------------------------------------------
                                                              2002                2001               2002                2001
                                                     ---------------------------------------------------------------------------
Net sales                                                  $ 134,635           $ 133,035          $ 382,198           $ 401,539
Cost of sales                                                 86,738              90,141            256,953             283,069
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                  47,897              42,894            125,245             118,470
General and administrative expenses                            7,012               6,440             21,383              17,593
Selling and distribution expenses                             21,498              20,332             59,621              63,110
--------------------------------------------------------------------------------------------------------------------------------
Operating profit                                              19,387              16,122             44,241              37,767
Other income (expense), net                                      173                 656               (188)               (212)
--------------------------------------------------------------------------------------------------------------------------------
Income before interest and taxes                              19,560              16,778             44,053              37,555
Interest expense                                               5,278               6,803             16,282              20,172
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    14,282               9,975             27,771              17,383
Income taxes                                                   5,503               3,983             10,431               6,948
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $ 8,779             $ 5,992           $ 17,340            $ 10,435
================================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                               ADDITIONAL                  OTHER NON-                   TOTAL
                                                      COMMON    PAID-IN     ACCUMULATED   OWNER EQUITY              SHAREHOLDERS'
                                                       STOCK    CAPITAL       DEFICIT      CHANGES      OTHER      EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                            $ 1      $ 200,947    $ (314,506)   $ (7,882)     $ (2,383)   $ (123,823)
Non-owner equity changes:
     Net income                                                                  1,228                                   1,228
     Derivative instruments-amounts reclassified
      to income (net of deferred tax of $251)                                                  428                         428
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $182)                                              311                         311
                                                                                                                  -------------
         Total non-owner equity changes                                                                                  1,967
Reduction in notes receivable arising from
     stock loan plan                                                                                         140           140
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                             $ 1      $ 200,947    $ (313,278)   $ (7,143)     $ (2,243)   $ (121,716)
-------------------------------------------------------------------------------------------------------------------------------

Non-owner equity changes:
     Net income                                                                  7,333                                   7,333
     Derivative instruments-amounts
      reclassified  to income (net of
      deferred tax of $201)                                                                    342                         342
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $4)                                                                     (6)                         (6)
                                                                                                                ---------------
         Total non-owner equity changes                                                                                  7,669
Notes receivable arising from stock loan
     plan                                                                                                    (23)          (23)
Issuance of common stock                                              30                                                    30
Repurchase of common stock                                          (855)                                                 (855)
Reduction in notes receivable arising from
     stock loan plan                                                                                         402           402
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                              $ 1      $ 200,122    $ (305,945)   $ (6,807)     $ (1,864)   $ (114,493)
-------------------------------------------------------------------------------------------------------------------------------

Non-owner equity changes:
     Net income                                                                  8,779                                   8,779
     Derivative instruments-amounts
      reclassified to income (net of
      deferred tax of $212)                                                                    360                         360
     Change in fair value of derivative
       commodity instruments (net of
       deferred tax of $778)                                                                (1,326)                     (1,326)
                                                                                                                  -------------
         Total non-owner equity changes                                                                                  7,813
Notes receivable arising from stock loan
     plan                                                                                                   (450)         (450)
Issuance of common stock                                             600                                                   600
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                         $ 1      $ 200,722    $ (297,166)   $ (7,773)     $ (2,314)   $ (106,530)
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

                                                                                          ACCUMULATED
                                                               ADDITIONAL                  OTHER NON-                   TOTAL
                                                      COMMON    PAID-IN     ACCUMULATED   OWNER EQUITY              SHAREHOLDERS'
                                                       STOCK    CAPITAL       DEFICIT      CHANGES      OTHER      EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                            $ 1      $ 201,272    $ (330,061)   $      -      $ (2,468)   $ (131,256)
Non-owner equity changes:
     Net income                                                                  1,031                                   1,031
     Cumulative effect of accounting
       change for derivatives (net
       of deferred tax of $69)                                                                (118)                       (118)
     Derivative instruments-amounts
       reclassified to income (net
       of deferred tax of $84)                                                                 142                         142
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $375)                                                                 (639)                       (639)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                    416
Repurchase of common stock                                           (61)                                                  (61)
Reduction in notes receivable arising from
     stock loan plan                                                                                          15            15
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                             $ 1      $ 201,211    $ (329,030)   $   (615)     $ (2,453)   $ (130,886)
-------------------------------------------------------------------------------------------------------------------------------

Non-owner equity changes:
     Net income                                                                  3,412                                   3,412
     Derivative instruments-amounts
       reclassified to income (net
       of deferred tax of $68)                                                                 114                         114
     Change in fair value of
        derivative commodity instruments
        (net of deferred tax of $89)                                                          (148)                       (148)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                  3,378
Notes receivable arising from stock loan
     plan                                                                                                    (18)          (18)
Issuance of common stock                                              24                                                    24
Repurchase of common stock                                           (98)                                                  (98)
Reduction in notes receivable arising from
     stock loan plan                                                                                          18            18
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                              $ 1      $ 201,137    $ (325,618)   $   (649)     $ (2,453)   $ (127,582)
-------------------------------------------------------------------------------------------------------------------------------

Non-owner equity changes:
     Net income                                                                  5,992                                   5,992
     Derivative instruments-amounts
       reclassified to income (net
       of deferred tax of $359)                                                                612                         612
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $1,032)                                                             (1,759)                     (1,759)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                  4,845
Notes receivable arising from stock loan
     plan                                                                                                    (92)          (92)
Issuance of common stock                                             122                                                   122
Repurchase of common stock                                          (264)                                                 (264)
Reduction in notes receivable arising from
     stock loan plan                                                                                         149           149
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                         $ 1      $ 200,995    $ (319,626)   $ (1,796)     $ (2,396)   $ (122,822)
-------------------------------------------------------------------------------------------------------------------------------

Non-owner equity changes:
     Net income                                                                  5,120                                   5,120
     Derivative instruments-amounts
       reclassified  to income (net
       of deferred tax of $526)                                                                897                         897
     Change in fair value of derivative
        commodity instruments (net of
        deferred tax of $139)                                                                 (238)                       (238)
     Adjustment to minimum pension liability
       (net of deferred tax of $3,962)                                                      (6,745)                     (6,745)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                   (966)
Repurchase of common stock                                           (48)                                                  (48)
Reduction in notes receivable arising from
     stock loan plan                                                                                          13            13
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                          $ 1      $ 200,947    $ (314,506)   $ (7,882)     $ (2,383)   $ (123,823)
===============================================================================================================================

See notes to unaudited condensed consolidated financial statements.
                                       4

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30
                                                                                              -----------------------------
                                                                                                 2002               2001
                                                                                              -----------------------------
OPERATING ACTIVITIES
Net income                                                                                     $ 17,340           $ 10,435
Reconciliation of net income to net cash provided by operating activities:
     Depreciation                                                                                 8,763              7,071
     Amortization of deferred financing fees and original issue discount                          2,203              2,691
     Amortization of deferred costs                                                               2,771              2,720
     Provision for losses on accounts receivable                                                    450                450
     Provision for product liability and workers' compensation claims                            10,826             10,707
     Payment of product liability and workers' compensation claims                               (5,871)            (4,349)
     Deferred income taxes                                                                       (3,031)             1,261
     Loss on disposition of property, plant and equipment                                           310                 --
     Impairment of investments                                                                       --                303
     Changes in operating assets  and liabilities:
         Accounts receivable                                                                       (907)            (5,822)
         Refundable income taxes                                                                  1,501              2,033
         Inventories                                                                             (5,805)           (13,732)
         Accounts payable                                                                        (1,949)             2,911
         Income taxes payable                                                                     1,533              1,315
         Other assets and liabilities, net                                                       (3,844)            (8,365)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        24,290              9,629
INVESTING ACTIVITIES
Capital expenditures                                                                             (9,090)           (15,063)
Proceeds from liquidation of investments                                                            183                753
Proceeds from sale of investment                                                                     --              2,096
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                            (8,907)           (12,214)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                          140                 --
Issuance of common stock                                                                            157                 36
Repurchase of common stock                                                                         (453)              (241)
Repayments of long-term debt                                                                    (16,403)            (2,239)
Payment of deferred financing fees                                                                   --               (192)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                           (16,559)            (2,636)
---------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                        (1,176)            (5,221)
Cash and cash equivalents at beginning of period                                                 30,473              5,518
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 29,297              $ 297
===========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                                $ 937              $ 270
Issuance of common stock in exchange for notes receivable arising
     from stock loan plan                                                                         $ 473              $ 110
Cancellation of notes receivable arising from stock loan plan in connection
     with repurchase of common stock                                                             $ (402)            $ (118)


See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.  GENERAL

  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

   Derivative Commodity Instruments

         As more fully described in Note B to the consolidated financial statements included in the Company's most recent Annual Report on Form 10-K, the Company holds derivatives as part of a formal risk management policy. The Company's derivatives consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes derivatives to hedge the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Effective during the third quarter of 2002, the Company has determined that it will not purchase option contracts to hedge a portion of forecasted sales pending revision of its risk management policy. The revision of the Company's risk management policy is expected to be finalized by December 31, 2002.

   Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased effective January 1, 2002. The adoption of Statement No. 142 did not impact the Company's results of operations, financial position or cash flows.

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

B.  SHIPPING AND HANDLING FEES AND EXPENSES

         Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $12,510 and $12,371 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended September 30, 2002 and 2001, respectively, and $34,985 and $38,575 are included for the nine months ended September 30, 2002 and 2001, respectively.

C.  INVENTORIES

         Components of inventories are as follows:


                                                    SEPTEMBER 30  DECEMBER 31
                                                        2002         2001
                                               ------------------------------
Finished goods                                         $ 35,832     $ 32,595
Work-in-process                                          13,264       11,436
Raw materials and supplies                               19,221       17,564
-----------------------------------------------------------------------------
                                                         68,317       61,595
Less excess of cost over LIFO stated values               9,596        8,679
-----------------------------------------------------------------------------
NET INVENTORIES                                        $ 58,721     $ 52,916
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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30                              SEPTEMBER 30
                                              --------------------------------------------------------------------------------
                                                         2002                  2001                2002                2001
                                              --------------------------------------------------------------------------------
NET SALES
Climbing Products                                     $ 115,531             $ 113,519           $ 323,691           $ 339,446
Extruded Products                                        19,104                19,516              58,507              62,093
------------------------------------------------------------------------------------------------------------------------------
                                                      $ 134,635             $ 133,035           $ 382,198           $ 401,539
==============================================================================================================================

OPERATING PROFIT (LOSS)
Climbing Products                                      $ 18,950              $ 16,119            $ 45,175            $ 39,399
Extruded Products                                           688                   684                 204               1,402
Corporate and Other                                        (251)                 (681)             (1,138)             (3,034)
------------------------------------------------------------------------------------------------------------------------------
                                                       $ 19,387              $ 16,122            $ 44,241            $ 37,767
==============================================================================================================================


         Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments and eliminations. "Other income (expense), net" reflected in the condensed consolidated statements of income is also not allocated to the reportable segments. Operating profit
(loss) for the nine months ended September 30, 2002 for the Climbing Products and Extruded Products segments includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer.

F.  SALES OF ACCOUNTS RECEIVABLE

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of September 30, 2002 and December 31, 2001, the Company had sold, on a recurring basis, $78,619 and $76,469 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $58,548 and $56,382, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


G.  DEBT

         In March 2002, the Company voluntarily repaid $15,000 of term loans, without premium or penalty, as permitted by the Senior Credit Agreement. Additional interest expense of $394 was recorded in the quarter ended March 31, 2002 due to the accelerated amortization of the deferred financing fees associated with the term loans voluntarily repaid. The Senior Credit Facility provides for the adjustment of future principal installments when voluntary payments are made. Effective September 30, 2002, Tranche B term loans are due in aggregate principal amounts of $200 for the remainder of 2002, $26,612 in 2003, and $49,233 in 2004, and Tranche C term loans are due in aggregate principal amounts of $122 for the remainder of 2002, $488 in 2003, $488 in 2004, and $45,374 in 2005.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                      --------------------------------------------------------------------------------------------
                                                                       COMBINED          NON-
                                          PARENT                       GUARANTOR       GUARANTOR
                                         COMPANY         ISSUER       SUBSIDIARIES    SUBSIDIARY       ELIMINATIONS  CONSOLIDATED
                                      --------------------------------------------------------------------------------------------
SEPTEMBER 30, 2002
ASSETS
Current assets:
     Accounts receivable                $    --         $    --         $    --         $  55,157       $    --        $  55,157
     Inventories, net                        --              --            58,721            --              --           58,721
     Other current assets                      90              19          31,247               9            --           31,365
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                   90              19          89,968          55,166            --          145,243
Property, plant and equipment, net           --                 1         112,882            --              --          112,883
Investment in subsidiaries               (118,851)        (92,199)          7,631            --           203,419           --
Other assets                                 --                92          31,526              16            --           31,634
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                    $(118,761)      $ (92,087)      $ 242,007       $  55,182       $ 203,419      $ 289,760
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities          $    (875)      $  29,632       $  46,741       $    (270)      $    --        $  75,228
     Intercompany payable (receivable)    (11,356)       (237,631)        201,166          47,821            --             --
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities         (12,231)       (207,999)        247,907          47,551            --           75,228
Long-term debt                               --           234,763           6,217            --              --          240,980
Other long-term liabilities                  --              --            80,082            --              --           80,082
        Total equity (deficit)           (106,530)       (118,851)        (92,199)          7,631         203,419       (106,530)
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                    $(118,761)      $ (92,087)      $ 242,007       $  55,182       $ 203,419      $ 289,760
=================================================================================================================================

DECEMBER 31, 2001
ASSETS
Current assets:
     Accounts receivable                $    --         $    --         $    --         $  54,250       $    --        $  54,250
     Inventories, net                        --              --            52,916            --              --           52,916
     Other current assets                     344             188          31,739               9            --           32,280
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                  344             188          84,655          54,259            --          139,446
Property, plant and equipment, net           --                 2         111,927            --              --          111,929
Investment in subsidiaries               (135,881)       (110,862)          7,576            --           239,167           --
Other assets                                    5           1,503          32,026             100            --           33,634
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                    $(135,532)      $(109,169)      $ 236,184       $  54,359       $ 239,167      $ 285,009
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities          $    (791)      $  23,419       $  51,438       $    (108)      $    --        $  73,958
     Intercompany payable (receivable)    (10,918)       (251,375)        215,401          46,892            --             --
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities         (11,709)       (227,956)        266,839          46,784            --           73,958
Long-term debt                               --           254,668           5,789            --              --          260,457
Other long-term liabilities                  --              --            74,417            --              --           74,417
        Total equity (deficit)           (123,823)       (135,881)       (110,861)          7,575         239,167       (123,823)
---------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                    $(135,532)      $(109,169)      $ 236,184       $  54,359       $ 239,167      $ 285,009
=================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)



H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                          ----------------------------------------------------------------------------------------
                                                                         COMBINED          NON-
                                             PARENT                      GUARANTOR      GUARANTOR
                                            COMPANY        ISSUER      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                          ----------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
     Net sales                               $    --        $    --        $ 382,198      $    --        $    --        $ 382,198
     Cost of sales                                --             --          256,953           --             --          256,953
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --             --          125,245           --             --          125,245
     Selling, general and administrative
        expenses                                     4              4         80,996           --             --           81,004
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (4)            (4)        44,249           --             --           44,241
     Other income (expense), net                17,003         18,133         (2,136)         2,341        (35,529)          (188)
     Interest income (expense)                     627         (2,055)       (12,599)        (2,255)          --          (16,282)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                               17,626         16,074         29,514             86        (35,529)        27,771
     Income taxes (benefit)                        286           (862)        10,977             30           --           10,431
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $  17,340      $  16,936      $  18,537      $      56      $ (35,529)     $  17,340
==================================================================================================================================

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002
     Net sales                               $    --        $    --        $ 134,635      $    --        $    --        $ 134,635
     Cost of sales                                --             --           86,738           --             --           86,738
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --             --           47,897           --             --           47,897
     Selling, general and administrative
        expenses                                     3              2         28,505           --             --           28,510
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (3)            (2)        19,392           --             --           19,387
     Other income (expense), net                 8,676          9,113           (496)           803        (17,923)           173
     Interest income (expense)                     203           (800)        (3,921)          (760)          --           (5,278)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                8,876          8,311         14,975             43        (17,923)        14,282
     Income taxes (benefit)                         97           (330)         5,721             15           --            5,503
----------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                     $   8,779      $   8,641      $   9,254      $      28      $ (17,923)     $   8,779
==================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       -------------------------------------------------------------------------------------------
                                                                          COMBINED           NON-
                                             PARENT                       GUARANTOR        GUARANTOR
                                             COMPANY         ISSUER      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                       -------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
     Net sales                               $    --        $    --        $ 401,539      $    --        $    --        $ 401,539
     Cost of sales                                --             --          283,069           --             --          283,069
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --             --          118,470           --             --          118,470
     Selling, general and administrative
        expenses                                     3             47         80,653           --             --           80,703
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (3)           (47)        37,817           --             --           37,767
     Other income (expense), net                10,036         10,781         (3,061)         3,595        (21,563)          (212)
     Interest income (expense)                     790         (1,612)       (16,310)        (3,040)          --          (20,172)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                               10,823          9,122         18,446            555        (21,563)        17,383
     Income taxes (benefit)                        388           (767)         7,133            194           --            6,948
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $  10,435      $   9,889      $  11,313      $     361      $ (21,563)     $  10,435
==================================================================================================================================

FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2001
     Net sales                               $    --        $    --        $ 133,035      $    --        $    --        $ 133,035
     Cost of sales                                --             --           90,141           --             --           90,141
----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --             --           42,894           --             --           42,894
     Selling, general and administrative
        expenses                                     1             10         26,761           --             --           26,772
----------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                        (1)           (10)        16,133           --             --           16,122
     Other income (expense), net                 5,859          6,011           (398)         1,241        (12,057)           656
     Interest income (expense)                     258           (325)        (5,733)        (1,003)          --           (6,803)
----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                6,116          5,676         10,002            238        (12,057)         9,975
     Income taxes (benefit)                        124           (142)         3,918             83           --            3,983
----------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $   5,992      $   5,818      $   6,084      $     155      $ (12,057)     $   5,992
==================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED


                                                    SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                               ------------------------------------------------------------------------
                                                                             COMBINED          NON-
                                                  PARENT                     GUARANTOR      GUARANTOR
                                                 COMPANY       ISSUER       SUBSIDIARIES    SUBSIDIARY     CONSOLIDATED
                                               ------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
     Net cash from operating activities          $    595      $  2,258     $ 21,439        $     (2)      $ 24,290
     Net cash from investing activities              (439)       13,744      (22,212)           --           (8,907)
     Net cash from financing activities              (156)      (16,004)        (399)           --          (16,559)
--------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                         --              (2)      (1,172)             (2)        (1,176)
     Cash and cash equivalents at
        beginning of period                          --               4       30,465               4         30,473
--------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                            $   --        $      2     $ 29,293        $      2       $ 29,297
====================================================================================================================

FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001
     Net cash from operating activities          $    352      $  2,062     $  7,206        $      9       $  9,629
     Net cash from investing activities              (147)         (315)     (11,752)           --          (12,214)
     Net cash from financing activities              (205)       (1,767)        (664)           --           (2,636)
-------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                         --             (20)      (5,210)              9         (5,221)
     Cash and cash equivalents at
        beginning of period                          --              22        5,495               1          5,518
-------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                            $   --        $      2     $    285        $     10       $    297
====================================================================================================================

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

RESULTS OF OPERATIONS--QUARTER ENDED SEPTEMBER 30, 2002 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales were up $1.6 million, or 1.2%, to $134.6 million for the quarter ended September 30, 2002 from $133.0 million for the quarter ended September 30, 2001. Net sales of climbing products increased by $2.0 million, or 1.8%, to $115.5 million for the quarter ended September 30, 2002 from $113.5 million for the quarter ended September 30, 2001 which primarily reflects modestly higher unit sales volumes. Net sales of extruded products of $19.1 million for the quarter ended September 30, 2002 declined by $0.4 million, or 2.1%, compared to the quarter ended September 30, 2001 which primarily reflects continued softness of the markets served by this segment of the Company's business.

         Gross Profit. Gross profit improved by $5.0 million, or 11.7%, to $47.9 million for the quarter ended September 30, 2002 from $42.9 million for the quarter ended September 30, 2001. Gross profit as a percentage of net sales in the quarter ended September 30, 2002 improved to 35.6% from 32.2% for the quarter ended September 30, 2001. The improved gross profit percentage primarily reflects the impact of manufacturing productivity improvements and lower aluminum and other material costs.

         General and Administrative Expenses. General and administrative expenses were $7.0 million for the quarter ended September 30, 2002 compared to $6.4 million for the quarter ended September 30, 2001, an increase of $0.6 million or 8.9%. The increase is primarily due to higher depreciation related to capitalized computer hardware and software.

         Selling and Distribution Expenses. Selling and distribution expenses increased by $1.2 million, or 5.7%, to $21.5 million for the quarter ended September 30, 2002 compared to $20.3 million for the quarter ended September 30, 2001 primarily due to the impact of higher warehousing and distribution costs.

          Operating Profit. Despite a modest improvement of $1.6 million in net sales, operating profit improved by $3.3 million, or 20.3%, to $19.4 million for the quarter ended September 30, 2002 from $16.1 million for the quarter ended September 30, 2001. Operating profit of the Climbing Products segment increased $2.8 million, or 17.6%, to $19.0 million in the third quarter of 2002. The improvement in the profitability of climbing products reflects lower material costs, manufacturing productivity improvements and other cost reduction initiatives partially offset by higher general and administrative expenses and higher selling and distribution expenses. The Extruded Products segment reported an operating profit of $0.7 million for the quarter ended September 30, 2002 which was equal to operating profit of the third quarter of the prior year. Operating profit was flat despite lower sales which reflects the impact of improved manufacturing performance. Corporate and Other expenses declined by $0.4 million for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 primarily due to reduced manufacturing consulting expenses.

         Other Income (Expense), Net. Other income for the quarter ended September 30, 2002 was $0.5 million less than the same quarter of the prior year. The decline in income is primarily due to the absence of interest that was received in the third quarter of the prior year related to an overpayment of income tax liabilities partially offset by lower costs associated with the receivables purchase agreement resulting from lower utilization and lower interest rates during the current quarter.

         Interest Expense. Interest expense declined by $1.5 million to $5.3 million for the quarter ended September 30, 2002 from $6.8 million for the quarter ended September 30, 2001. The decline in expense is due to lower interest rates and lower levels of debt in the current quarter.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of September 30, 2002 and 2001, and appropriately provided for income taxes for the quarterly periods then ended. The effective tax rate for the quarter ended September 30, 2002 is approximately 39% compared to 40% for the same quarter of the prior year. The decrease in the effective tax rate is due to lower estimated income tax accruals.

         The difference between the statutory and effective tax rates at both September 30, 2002 and 2001 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income improved by $2.8 million to $8.8 million for the quarter ended September 30, 2002 from net income of $6.0 million for the quarter ended September 30, 2001 as a result of the factors described above.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net Sales. Net sales were down $19.3 million, or 4.8%, to $382.2 million for the nine months ended September 30, 2002 from $401.5 million for the nine months ended September 30, 2001. Net sales of climbing products decreased by $15.7 million, or 4.6%, to $323.7 million for the nine months ended September 30, 2002 from $339.4 million for the nine months ended September 30, 2001. The sales decline reflects lower unit sales volumes related primarily to a major customer lowering its inventory levels primarily during the first quarter. Net sales of extruded products of $58.5 million for the nine months ended September 30, 2002 declined by $3.6 million, or 5.8%, compared to the nine months ended September 30, 2001. The markets served by this segment of the Company's business remained soft during the current period.

         Gross Profit. Gross profit improved by $6.7 million, or 5.7%, to $125.2 million for the nine months ended September 30, 2002 from $118.5 million for the nine months ended September 30, 2001 despite lower net sales. Gross profit as a percentage of net sales in the nine months ended September 30, 2002 improved to 32.8% from 29.5% for the nine months ended September 30, 2001. The negative effect of the lower production levels on the Company's gross profit percentage as a result of the lower unit sales volumes was more than offset by product mix improvements, manufacturing productivity improvements and lower aluminum and other material costs.

         General and Administrative Expenses. General and administrative expenses were $21.4 million for the nine months ended September 30, 2002 compared to $17.6 million for the nine months ended September 30, 2001, an increase of $3.8 million or 21.5%. The increase is due, in part, to severance cost of $1.6 million recognized in the current period associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses increased by $2.2 million, or 12.4%, in the current period. The increase reflects higher performance based compensation and related expense accruals associated with improved profitability and higher depreciation related to capitalized computer hardware and software costs. These increases more than offset the absence of severance and related expenses associated with the reduction in salaried employees that occurred during the second quarter of the prior year.

         Selling and Distribution Expenses. Selling and distribution expenses declined by $3.5 million, or 5.5%, to $59.6 million for the nine months ended September 30, 2002 compared to $63.1 million for the nine months ended September 30, 2001 primarily reflecting the impact of lower unit sales volumes, changes in customer mix and lower freight rates.

          Operating Profit. Operating profit improved by $6.4 million, or 17.1%, to $44.2 million for the nine months ended September 30, 2002 from $37.8 million for the nine months ended September 30, 2001. Operating profit of the Climbing Products segment increased $5.8 million, or 14.7%, to $45.2 million in the first nine months of 2002 including a charge of $1.3 million for an allocated portion of severance costs related to the separation of a former executive officer. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment in the current period would have increased by $7.1 million, or 18.0%, from $39.4 million in the first nine months of 2001. The improvement in the profitability of climbing products reflects product mix improvements, lower material costs, manufacturing productivity improvements and other cost reduction initiatives. Operating income of the Extruded Products segment was $0.2 million for the nine months ended September 30, 2002 compared to an operating profit of $1.4 million for the nine months ended September 30, 2001. The decline in operating profit of $1.2 million is primarily due to the decline in unit sales volumes and the resulting lower absorption of fixed manufacturing costs in addition to increased general and administrative expenses. Corporate and Other expenses declined by $1.9 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily due to reduced manufacturing consulting expenses.

         Other Income (Expense), Net. Net expense of $0.2 million for the nine months ended September 30, 2002 was equal to net expense for the first nine months of 2001. Expense declined in the current period due to lower costs associated with the receivables purchase agreement resulting from lower utilization and lower interest rates during the current period and the absence of a charge of $0.3 million recorded in the quarter ended June 30, 2001 related to the impairment of an investment formerly held by MIICA, the Company's captive insurance subsidiary that was dissolved in 1998. The decline in expense in the current period was offset by a loss on the disposal of an asset recorded in the quarter ended March 31, 2002 and the absence of interest received in the third quarter of the prior year related to an overpayment of income tax liabilities.

         Interest Expense. Interest expense declined by $3.9 million to $16.3 million for the nine months ended September 30, 2002 from $20.2 million for the nine months ended September 30, 2001. The favorable impact of lower interest rates and lower levels of debt in the current period was partially offset by the accelerated amortization of deferred financing fees of $0.4 million as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in March 2002.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company shall make its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. The effective tax rate shall include the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. Accordingly, the Company has estimated its annual effective tax rates as of September 30, 2002 and 2001, and appropriately provided for income taxes for the nine months then ended. The effective tax rate for the nine months ended September 30, 2002 is approximately 38% compared to 40% for the first nine months of the prior year. The decrease in the effective tax rate is due to lower estimated income tax accruals.

         The difference between the statutory and effective tax rates at both September 30, 2002 and 2001 was primarily due to state taxes (net of federal benefit) and estimated income tax accruals.

         Net Income. Net income improved by $6.9 million to $17.3 million for the nine months ended September 30, 2002 from net income of $10.4 million for the nine months ended September 30, 2001 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, the Company had $262.2 million of consolidated indebtedness that includes $132.9 million of indebtedness (net of unamortized original issue discount) pursuant to the $135 million principal of 10% Senior Subordinated Notes due 2007 (the "Notes"); $122.5 million of Term Loans under the Senior Credit Facility; and $6.8 million of other debt. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $44.9 million was available for borrowing at September 30, 2002. The available borrowings under the Revolving Facility, which expires on November 30, 2003, are reduced by amounts issued under a letter of credit subfacility which totaled $25.1 million at September 30, 2002.

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which expires in May 2003. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of September 30, 2002, the Company sold $78.6 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $58.5 million. An additional $21.0 million of financing was available under the Receivables Purchase Agreement at September 30, 2002.

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement. The Company believes it has sufficient funds available in the next twelve months to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility and the Receivables Purchase Agreement. The Receivables Purchase Agreement and the $70 million Revolving Facility expire in May 2003 and November 2003, respectively. The Company may need to renew or replace one or both of these to satisfy its future working capital needs. The Company currently anticipates that it will be able to extend or replace both of these facilities if it elects to do so; however, there can be no assurance that the Company will be able to effect a renewal or a replacement on commercially reasonable terms, or at all.

         The Senior Credit Facility, as amended effective June 30, 2001, and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective September 30, 2002. The Company anticipates that it will continue to comply with its debt covenants in 2002, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows provided by operating activities were $24.3 million for the nine months ended September 30, 2002 compared to $9.6 million provided by operating activities for the nine months ended September 30, 2001. Cash flows from operating activities were $14.7 million greater in the current period largely due to reducing year-over-year inventory levels and reductions in cash used for accounts receivable and other assets and liabilities. The increase in cash flows from operating activities during the period was partially offset by an increase in cash used for accounts payable and income taxes. Net cash used for investing activities was $8.9 million for the nine months ended September 30, 2002 compared to $12.2 million for the nine months ended September 30, 2001 primarily reflecting lower capital expenditures during the current period partially offset by lower proceeds received on the disposal of investments formerly held by MIICA. Net cash used for financing activities was $16.6 million for the nine months ended September 30, 2002 compared to $2.6 million for the nine months ended September 30, 2001 which primarily reflects increased repayments of debt in the current period. The Senior Credit Facility allows the Company to voluntarily repay the principal amount of Term Loans from time to time, in whole or in part, without premium or penalty. In March 2002 the Company voluntarily repaid $15 million of Term Loans.

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

         Recent declines in equity markets have had a negative impact on the fair value of the Company's pension plan assets. In addition, interest rate declines that have occurred during the year will result in an increased valuation of pension liabilities as of December 31, 2002. As a result of declining equity markets and interest rates, the excess of the accumulated pension benefit obligation over the fair value of plan assets for the Company's defined benefit pension plans is expected to increase as of December 31, 2002 compared to the excess that existed at December 31, 2001. As required by Financial Accounting Standards Board (the "FASB") Statement No. 87, Employers' Accounting for Pensions, additional pension liabilities equal to the amount of the increase will be recorded as of December 31, 2002 and an offsetting reduction of shareholders' equity will be reflected net of applicable income taxes. The amount of the adjustment to be recorded as of December 31, 2002 will not impact the Company's results of operations or cash flows for year ended December 31, 2002. Based on the current fair value of plan assets and current interest rates, the anticipated charge to shareholders' equity is expected to range from $6 million to $10 million. The reduction in shareholders' equity to be recorded at December 31, 2002 is subject to changes in market conditions during the remainder of the year and completion of an actuarial valuation by the Company's independent actuaries.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased effective January 1, 2002. The adoption of Statement No. 142 did not impact the Company's results of operations, financial position or cash flows.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the nine months ended September 30, 2002. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

         The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. There have been no material changes in market risk from changes in the price of aluminum from that disclosed in the Company's most recent Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

         Within ninety days prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (the "CEO") and the Vice President, Chief Financial Officer and Treasurer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

         3.4 Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

         (b)      Reports on Form 8-K:

                   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     WERNER HOLDING CO. (PA), INC.


Date:  November 13, 2002             /s/ LARRY V. FRIEND
                                    --------------------------------------------
                                    Larry V. Friend
                                    Vice President, Chief Financial Officer and
                                    Treasurer (Principal Financial Officer and
                                    Principal Accounting Officer)





                                    WERNER HOLDING CO. (DE), INC.


Date:  November 13, 2002            /s/  LARRY V. FRIEND
                                    --------------------------------------------
                                    Larry V. Friend
                                    Vice President, Chief Financial Officer and
                                    Treasurer (Principal Financial Officer and
                                    Principal Accounting Officer)

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Dennis G. Heiner, the Chief Executive Officer of Werner Holding Co. (PA), Inc. and Werner Holding Co. (DE), Inc. (the "Co-registrants"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Co-registrants;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Co-registrants as of, and for, the periods presented in this quarterly report;

     4. The Co-registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Co-registrants and we have:


              a) designed such disclosure controls and procedures to ensure that material information relating to the Co-registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


              b) evaluated the effectiveness of the Co-registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The Co-registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the Co-registrants' auditors and the audit committee of Co-registrants' board of directors (or persons performing the equivalent function):


              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Co-registrants' ability to record, process, summarize, and report financial data and have identified for the Co-registrants' auditors any material weaknesses in internal controls;


              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Co-registrants' internal controls; and


     6. The Co-registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     WERNER HOLDING CO. (PA), INC.


Date: November 13, 2002              /s/  DENNIS G. HEINER
                                     ------------------------------------------
                                          Chief Executive Officer


                                     WERNER HOLDING CO. (DE), INC.


Date: November 13, 2002              /s/  DENNIS G. HEINER
                                     ------------------------------------------
                                          Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Larry V. Friend, the Chief Financial Officer of Werner Holding Co. (PA), Inc. and Werner Holding Co. (DE), Inc. (the "Co-registrants"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Co-registrants;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Co-registrants as of, and for, the periods presented in this quarterly report;

     4. The Co-registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Co-registrants and we have:


              a) designed such disclosure controls and procedures to ensure that material information relating to the Co-registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


              b) evaluated the effectiveness of the Co-registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");


              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The Co-registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the Co-registrants' auditors and the audit committee of Co-registrants' board of directors (or persons performing the equivalent function):


              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Co-registrants' ability to record, process, summarize, and report financial data and have identified for the Co-registrants' auditors any material weaknesses in internal controls;


              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Co-registrants' internal controls; and


     6. The Co-registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       WERNER HOLDING CO. (PA), INC.


Date: November 13, 2002                /s/  LARRY V. FRIEND
                                       --------------------------------------
                                            Chief Financial Officer



                                       WERNER HOLDING CO. (DE), INC.


Date: November 13, 2002                /s/  LARRY V. FRIEND
                                       --------------------------------------
                                            Chief Financial Officer