Form 10-K
period 2002-12-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2003-03-31
CIK 1056112, 1056121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
    X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

 Commission File No. 333-46607-12                  Commission File No. 333-46607
  WERNER HOLDING CO. (PA), INC.                    WERNER HOLDING CO. (DE), INC.
  (EXACT NAME OF CO-REGISTRANT                     (EXACT NAME OF CO-REGISTRANT
  AS SPECIFIED IN ITS CHARTER)                      AS SPECIFIED IN ITS CHARTER)

          PENNSYLVANIA                 25-0906895                    DELAWARE                      25-1581345
(STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER        (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)    IDENTIFICATION NO.)     INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         93 WERNER RD.                16125                     1105 NORTH MARKET ST.                19899
  GREENVILLE, PENNSYLVANIA          (ZIP CODE)                       SUITE 1300                    (ZIP CODE)
  (ADDRESS OF PRINCIPAL                                          WILMINGTON, DELAWARE
   EXECUTIVE OFFICES)                                          (ADDRESS OF PRINCIPAL
                                                                 EXECUTIVE OFFICES)

        (724) 588-2550                                             (302) 478-5723
  (CO-REGISTRANT'S TELEPHONE                                 (CO-REGISTRANT'S TELEPHONE
  NUMBER INCLUDING AREA CODE)                                NUMBER INCLUDING AREA CODE)


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X  Yes      No
                                           ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the co-registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.       NOT APPLICABLE
                                    ---

Indicate by check mark whether each of the co-registrants is an accelerated
filer (as defined in Rule 12b-2 of the Act).   Yes      No  X
                                                  ---      ---
State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.     NOT APPLICABLE

Indicate the number of shares outstanding of each of the co-registrants' classes of common stock, as of December 31, 2002:

Werner Holding Co. (PA), Inc.   1,879.5454 shares of Class A Common Stock
                               21,774.9346 shares of Class B Common Stock
                                5,515.7790 shares of Class C Common Stock
                                1,000      shares of Class D Common Stock
                               45,000      shares of Class E Common Stock

Werner Holding Co. (DE), Inc.   1,000      shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002


                                                                                        PAGE NO.
                                                                                        -------
                                                PART I
  Item 1.    Business                                                                        2
  Item 2.    Properties                                                                      6
  Item 3.    Legal Proceedings                                                               6
  Item 4.    Submission of Matters to a Vote of Security Holders                             7

                                               PART II
  Item 5.    Market for Company's Common Equity and Related Stockholder Matters              8
  Item 6.    Selected Financial Data                                                         9
  Item 7.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                      11
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     19
  Item 8.    Financial Statements and Supplementary Data                                    21
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                     51

                                               PART III
  Item 10.   Directors and Executive Officers of the Company                                51
  Item 11.   Executive Compensation                                                         54
  Item 12.   Security Ownership of Certain Beneficial Owners and Management                 58
  Item 13.   Certain Relationships and Related Transactions                                 61
  Item 14.   Controls and Procedures                                                        62

                                               PART IV
  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                62
  Signatures                                                                                68
  Certifications                                                                            69



                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements which include, among other things, discussions of the Company's (as defined) business and results of operations, position in its industries, future operations, liquidity and capital resources. These forward-looking statements are based upon estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements and estimates. No assurance can be given that any of such statements or estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Holding (PA), incorporated in 1945, and Holding (DE), incorporated in 1988, are the holding companies of Werner Co., a corporation engaged in the manufacture and sale of climbing products and aluminum extruded products. According to management's estimates, Werner is the nation's largest manufacturer and marketer of ladders and other climbing products. Werner's climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has over a 50 year history and Werner is the most recognized name by both professional and consumer end-users of climbing products. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

DESCRIPTION OF THE BUSINESS

     The Company operates in two business segments, Climbing Products and Extruded Products.

     Climbing Products

     Werner manufactures approximately 1,100 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner brand and selectively under the Keller and Stanley brands. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders; (ii) extension, fixed, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company's climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, and its broad sales and distribution system, the Company is a leader in the climbing products industry.

     The Company's sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company's climbing products are sold directly and through approximately 50 independent, commissioned manufacturer's representative organizations, which sell to three major distribution channels: (i) home improvement and other retail, (ii) hardware and (iii) professional. The Company's sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

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

     The Company's extruded products sales organization is supplemented by approximately seven independent manufacturer's representative organizations. The Company operates on a "make-to-order" basis with most extruded products customers.

SEGMENTS

     See Note M entitled "Segment Information" in the Notes to Consolidated Financial Statements which is incorporated herein by reference.

RAW MATERIALS AND SUPPLIERS

     The Company is a major consumer of aluminum and has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. One of these contracts will be renegotiable in 2003; one will be renegotiable in 2004; and one will be renegotiable in 2005. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company's operations.

     The Company has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. To hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements, the Company has utilized futures and option contracts. The Company's practice is not to hold derivative commodity instruments, including aluminum futures and option contracts, for trading purposes. These futures and option contracts are placed with established metal brokers and can range up to two years in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

     The Company also has contracts to purchase the basic materials required for fiberglass pultrusion with its principal suppliers. These contracts are typically one to three years in length. The Company has several alternative sources for these basic materials and does not believe that any one of these contracts is material to the operations of the Company.

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

     The Company has numerous trademarks that are utilized in its businesses worldwide. The Werner logo trademark is material to both of the Company's business segments. This well-known trademark enjoys a reputation for quality and value and, in the climbing products industry, is among the world's most trusted brand names. While the Company believes its other trademarks are important to its business operations, the loss of any of these other trademarks would not have a material adverse effect on the Company's operations as a whole.

SENSITIVITY TO ECONOMIC CYCLES AND WEATHER CONDITIONS

     A significant percentage of the Company's sales of climbing products is attributable to new residential and nonresidential construction in the United States, which are affected by such cyclical factors as interest rates, inflation, consumer spending habits and employment. Similarly, a significant percentage of the Company's sales of extruded products is attributable to the new and used automobile and automotive parts markets, which are also affected by such cyclical factors. Sales of climbing equipment are also sensitive to prevailing weather conditions. Unusually severe weather can reduce or defer sales of climbing products by delaying home construction and elective home maintenance and discouraging do-it-yourself projects, which account for a growing portion of the Company's sales.

BACKLOG

     Due to the Company's ability to quickly meet production orders and its production forecasting systems, the Company has no significant backlog in climbing products. Most extruded products are produced on a make-to-order basis.

COMPETITION

     Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 12 principal competitors in 2002. Competition in U.S. markets from foreign manufacturers, who compete primarily on the basis of price, is increasing. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

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

EMPLOYEES

     The Company had approximately 2,800 salaried and hourly employees as of December 31, 2002. Of the 2,100 hourly employees, approximately 1,600 are covered by seven collective bargaining agreements which expire in 2003 through 2005. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities.

DEPENDENCE ON KEY CUSTOMERS

     The Company's 10 largest customers accounted for approximately 67% of the Company's 2002 total net sales. The Company's two largest climbing products customers, The Home Depot and Lowe's, accounted for approximately 31% and 18%, respectively, of the Company's 2002 total net sales. The Company does not have contractual agreements for the supply of products with most of its climbing products customers. The loss of certain key customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. No extruded products customer accounted for more than 10% of the Company's 2002 total net sales.

ENVIRONMENTAL REGULATION

     The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 2002 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

PREVIOUS TRANSACTIONS

     The Recapitalization. On October 8, 1997, Holding (PA) entered into a recapitalization agreement, which was amended and restated on October 27, 1997 (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (such affiliates and investors are collectively referred to as the "Investors"). Pursuant to the Recapitalization Agreement on November 24, 1997 (the "Recapitalization Closing Date"), Holding (PA) amended and restated its Articles of Incorporation pursuant to which all of Holding (PA)'s issued and outstanding capital stock was reclassified. On the Recapitalization Closing Date, Holding
(PA) then redeemed certain shares of the reclassified stock (representing approximately 85% of the then outstanding shares of Holding (PA)) for cash totaling in the aggregate approximately $330.7 million and the right to receive upon certain conditions, an additional, one-time, lump sum payment (the "Market Participation Right"). In addition, on the Recapitalization Closing Date, Holding (PA) sold to the Investors shares of the newly created Class C, D and E Common Stock of Holding (PA) for approximately $122.7 million (the "Cash Equity Investment"). The foregoing transactions are collectively referred to herein as the "Recapitalization". As a result of the Recapitalization, the pre-Recapitalization shareholders own approximately 33% of the outstanding voting equity of Holding (PA) and the Investors own approximately 67% of the outstanding voting equity of Holding (PA). Financing for the Recapitalization, together with the repayment of certain existing indebtedness of the Company was funded by (i) the Cash Equity Investment, (ii) the offering of $135.0 million principal of 10% Senior Subordinated Notes due 2007 of Holding (DE) (the "Notes") and (iii) $186.5 million of borrowings under a $320.0 million secured senior credit facility with a syndicate of banks and financial institutions which included two term loans, a revolving credit loan and a receivables line of credit (collectively, the "Senior Credit Facility"). In May 1998, the Company refinanced the outstanding amounts borrowed under the receivables line of credit with proceeds from a sale of its accounts receivable under a five-year Receivables Purchase Agreement which provides a maximum availability of $50 million. Upon such refinancing, the receivables line of credit was terminated.

     The MIICA Insurance Transfer. Prior to March 31, 1998, the Company operated Manufacturers Indemnity and Insurance Company of America, a Colorado corporation ("MIICA"), as a captive insurance company to provide product liability, workers' compensation and environmental insurance to Holding (PA) and its subsidiaries. On March 31, 1998, the Company transferred MIICA's outstanding product and workers' compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider in exchange for the payment of approximately $42.4 million (collectively, the "MIICA Insurance Transfer"). The Company paid this amount from the proceeds of the liquidation of a substantial portion of MIICA's insurance fund investments. Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all of MIICA's product and workers' compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75 million. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. In conjunction with the MIICA Insurance Transfer, the Company obtained product liability and workers' compensation insurance coverage for such losses which occur on or after April 1, 1998 from an external commercial insurance company. The Company believes that this insurance coverage is adequate for its current and future anticipated business needs. As a result of the MIICA Insurance Transfer, on July 8, 1998 the Company discontinued the operations of and dissolved MIICA.

     Business Acquisition. In October 1999, Werner acquired certain assets of Keller Ladders, Inc. ("Keller") for a purchase price of approximately $12.2 million. The purchased assets related to three climbing products manufacturing facilities located in Merced, California, Swainsboro, Georgia, and Goshen, Indiana; the Keller, Columbia and Blue Ribbon brand names; and certain equipment, inventory, intellectual property and other assets used in Keller's climbing products business. No product or other significant liabilities were assumed in connection with this acquisition. The Goshen, Indiana, and Swainsboro, Georgia, facilities were subsequently closed to improve efficiency and reduce overall manufacturing and distribution costs.

ITEM 2. PROPERTIES.

     The Company believes its manufacturing, warehouse and office facilities are suitable, adequate and have sufficient manufacturing capacity for its current requirements. The Company also believes that its facilities are being utilized consistently with the Company's plans and do not have substantial excess capacity as of December 31, 2002. Werner's corporate headquarters offices are located at 93 Werner Rd., Greenville, Pennsylvania 16125. The Company's principal facilities consist of the following:

                                                                            OWNED/                 APPROXIMATE
          LOCATION                      PRINCIPAL USE                  LEASE EXPIRATION           SQUARE FOOTAGE

Greenville, PA               Office, Manufacturing, Distribution               Owned                 640,000
Franklin Park, IL            Office, Manufacturing, Distribution               Owned                 672,000
Anniston, AL                 Manufacturing, Distribution                       Owned                 550,000
Carrollton, KY               Manufacturing, Distribution                       Owned (1)             200,000
Merced, CA                   Manufacturing, Distribution                  12/31/2035 (2)             351,000
Bell, CA                     Warehouse                                     4/30/2006                  39,100
Phoenix, AZ                  Warehouse                                     1/14/2006                  14,500
Dallas, TX                   Warehouse                                     6/30/2004                  16,480
Houston, TX                  Warehouse                                     5/31/2006                  30,200
Jefferson, LA                Warehouse                                     4/30/2003                   7,800
Greensboro, NC               Warehouse                                     4/30/2004                  15,200
Maryland Heights, MO         Warehouse                                     9/30/2003                   8,700
Minneapolis, MN              Warehouse                                     8/31/2005                  11,900
Greenville, PA               Warehouse                                     12/1/2003                  50,000

     (1) Collateral for Variable Rate Industrial Building Revenue Bonds due 2015 issued by the County of Carroll, Kentucky.

     (2) Building and improvements owned by Werner, real property leased under 15 year ground lease with four 5-year renewals.

     As of December 31, 2002, the Company's facilities at Greenville, Pennsylvania, Franklin Park, Illinois, Anniston, Alabama, and Merced, California, serve both the climbing products and extruded products segments of its business. All other facilities primarily serve the climbing products segment of the Company's business.

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

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. On December 18, 2001, the Estate and the Trust filed an amended complaint. Count I of the complaint alleges that Holding (PA) made material misrepresentations in connection with the redemption of shares of stock held by the Trust and the Estate. This action has proceeded to the discovery phase. Management believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 2002, all of the issued and outstanding shares of Holding (DE)'s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding
(PA) as of December 31, 2002 is as follows:

                        Class A Common Stock:  26 holders
                        Class B Common Stock: 106 holders
                        Class C Common Stock:  30 holders
                        Class D Common Stock:  11 holders
                        Class E Common Stock:  12 holders

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

     Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

          (a) On various dates from the Recapitalization Closing Date through December 31, 2002, pursuant to Holding (PA)'s Stock Option Plan, Holding
     (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at prices ranging from $2,421.29 to $3,100.00 per share, to purchase up to an aggregate of 6,120 shares of Class C Common Stock. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

          (b) On various dates from January 1, 1999 to December 31, 2002, certain members of Werner's management purchased shares of Holding (PA)'s Class C Common Stock at purchase prices ranging from $2,421.29 to $3,100.00 per share, or an aggregate of approximately $5,878,000 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $3,726,000. The balance of such loans, excluding interest thereon, is $2,426,000 at December 31, 2002. See Note G entitled "Stock Incentive Plans" in the Notes to Consolidated Financial Statements in this report.

     The transactions set forth in paragraph (a) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder, as sales by an issuer to employees, directors or officers pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The transactions set forth in paragraph (b) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering. The Company believes that exemptions other than those specified above may exist with respect to the transactions set forth above.

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


                                                                               FISCAL YEARS ENDED DECEMBER 31
                                                               2002          2001          2000           1999          1998
                                                            --------------------------------------------------------------------
                                                                         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
      OPERATING DATA:
          Net sales                                            $ 520.4       $ 535.7       $ 545.2        $ 503.7       $ 452.7
          Cost of sales                                          343.8         379.2         384.5          348.6         322.5
          ----------------------------------------------------------------------------------------------------------------------
          Gross profit                                           176.6         156.5         160.7          155.1         130.2
          General and administrative expenses(a)                  30.0          24.0          29.5           29.9          31.6
          Selling and distribution expenses                       82.0          83.1          85.6           77.1          66.8
          Benefit plan curtailment and settlement
             gains, net                                              -             -          (6.1)             -             -
          Plant shutdown costs                                       -          (0.1)          1.1              -             -
          ----------------------------------------------------------------------------------------------------------------------
          Operating profit                                        64.6          49.5          50.6           48.1          31.8
          Other income (expense), net (b)                          0.3           0.9          (2.2)          (2.0)          0.7
          ----------------------------------------------------------------------------------------------------------------------
          Income before interest and taxes                        64.9          50.4          48.4           46.1          32.5
          Interest expense                                        21.5          26.1          27.9           27.1          30.6
          ----------------------------------------------------------------------------------------------------------------------
          Income before income taxes                              43.4          24.3          20.5           19.0           1.9
          Income taxes                                            16.0           8.7           8.2            7.7           1.8
          ----------------------------------------------------------------------------------------------------------------------
          Net income                                           $  27.4       $  15.6       $  12.3        $  11.3       $   0.1
          ======================================================================================================================

      BALANCE SHEET DATA (AT END OF PERIOD):
          Cash and cash equivalents                            $  43.2       $  30.5       $   5.5        $   0.9       $   9.4
          Working capital                                         75.1          65.5          61.2           61.5          53.6
          Total assets                                           298.2         285.0         269.9          255.4         212.8
          Reserve for product liability and workers'
             compensation claims (including current)              48.2          44.1          38.0           29.8          14.3
          Total debt (including current maturities)              261.6         277.4         279.5          278.9         279.9
          Common shareholders' equity (deficit)(c)              (102.3)       (123.8)       (131.3)        (143.9)       (154.4)

      OTHER FINANCIAL DATA:
          Cash flow provided by operating activities              41.8          44.1          34.6           27.6          51.8
          Cash flows used in investing activities                (11.8)        (16.0)        (26.7)         (32.5)         (2.6)
          Cash flows used in financing activities                (17.2)         (3.2)         (3.3)          (3.6)        (42.9)
          Depreciation and amortization(d)                        15.9          14.6          12.8           13.3          17.5
          Capital expenditures                                    12.1          19.4          26.7           20.5           8.9
          EBITDA(e)                                               81.4          66.4          63.1           60.8          51.5

          See Notes to Selected Consolidated Historical Financial Data.

            NOTES TO SELECTED CONSOLIDATED HISTORICAL FINANCIAL DATA
                              (DOLLARS IN MILLIONS)

          (a) General and administrative expenses in 2002, 2001, 2000, 1999 and 1998 include $0.9, $1.0, $1.0, $1.0 and $6.6, respectively, of amortization of certain expenses associated with the Recapitalization.

          (b) Net investment gains and losses related to the liquidation of investments previously associated with MIICA are included in "Other income (expense) net."

          (c) The shareholders' deficit occurred in 1997 as a result of the Recapitalization and the recording of related expenses, net of income tax benefits. In connection with the Recapitalization, the Investors made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company.

          (d) Depreciation and amortization is comprised of the following components in 2002, 2001, 2000, 1999 and 1998: depreciation of property, plant and equipment, $12.1, $10.4, $9.1, $8.8 and $8.5, respectively; amortization of certain expenses associated with the Recapitalization, $0.9, $1.0, $1.0, $1.0 and $6.6, respectively; and other amortization, $2.9, $3.2, $2.7, $3.5 and $2.4, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.

          (e) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is commonly used by certain investors to analyze and determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other income or cash flows data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. EBITDA for 2002, 2001, 2000, 1999 and 1998 excludes $0.6, $1.3, $1.9, $1.5 and $1.5, respectively, of accounts receivable securitization expense. EBITDA for 2002 includes severance cost of $1.6 million associated with the separation of a former executive officer. EBITDA for 2001 includes: (a) costs for severance and related benefits of $0.9 in connection with a 10% reduction of the Company's salaried employees, (b) net investment income related to investments formerly held by MIICA of $0.7 and, (c) other nonrecurring income of $0.2. EBITDA for 2000 includes: (a) benefit plan curtailment and settlement gains of $6.1, (b) costs of $2.2 related to consulting and transition associated with former executive officers and other employees, (c) a credit loss related to a group credit arrangement of $1.4, (d) $1.2 of impairment losses related to investments formerly held by MIICA,
               (e) a plant shutdown provision of $1.1 related to the closing of two facilities associated with the Keller acquisition and, (f) other nonrecurring income totaling $1.2. EBITDA for 1999 includes: (a) nonrecurring recruiting, relocation and other costs of $2.2 due to the transition in chief executive officers of the Company, (b) costs of $2.1 related to the acquisition of Keller business and, (c) other nonrecurring expenses of $1.2 primarily related to a former employee and the discontinued operations of a former subsidiary. EBITDA for 1998 includes nonrecurring expenses of $0.5 due to shutdown of an extrusion paint and thermal production line.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer's ability to meet its financial obligations.

     The Company must generate sufficient taxable income in future periods to realize the total value of its deferred tax assets. A valuation allowance that reduces deferred tax assets to the amount expected to be realized is determined based on projections of taxable income. If the level of projected taxable income used to determine the valuation allowance is not achieved, the carrying value of the deferred tax assets will not be realized.

     The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers' compensation claims is determined on an undiscounted actuarial basis. The reserve includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The determination of the reserve is primarily predicated on the assumption that selected claims reporting and payment patterns, and frequency and severity trends, will continue to apply. The methods and assumptions used to estimate the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Actual claims experience will affect the amount of expense ultimately recognized.

     Pension assets and liabilities are determined on an actuarial basis and are primarily affected by the market value of plan assets, estimates of the expected return on plan assets and the discount rate used to determine the present value of pension liabilities. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets, the expected return on plan assets and changes in the selected discount rate will affect the amount of pension expense ultimately recognized.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales. Net sales were down $15.3 million, or 2.9%, to $520.4 million for 2002 from $535.7 million for 2001. Net sales of climbing products decreased by $12.2 million, or 2.7%, to $444.3 million for 2002 from $456.5 million for 2001. The sales decline reflects lower unit sales volumes related primarily to wood stepladders and to a major customer lowering its inventory levels mostly during the first quarter. Net sales of extruded products of $76.1 million for 2002 declined by $3.1 million, or 3.9%, compared to 2001. The decline in sales is primarily due to the impact of lower aluminum prices and continued softness in the markets served by this segment of the Company's business.

     Gross Profit. Gross profit improved by $20.1 million, or 12.8%, to $176.6 million for 2002 from $156.5 million for 2001 despite lower net sales. Gross profit as a percentage of net sales in 2002 improved to 33.9% from 29.2% for 2001. The higher gross profit is largely due to manufacturing productivity improvements and other manufacturing cost reduction initiatives. Lower aluminum and other material costs as well as product mix improvements also contributed to the higher gross profit. On March 27, 2003, the Company announced that it will gradually phase out its ladder, stages, scaffold and plank assembly, fabrication and distribution operations in Greenville, Pennsylvania. The Company will continue to maintain its corporate headquarters, remelt, aluminum extrusion, extruded products fabrication and fiberglass pultrusion operations in Greenville. The Company's wage and benefit costs at its Greenville manufacturing facility are higher than at its other facilities. This initiative, which is part of the Company's continuous improvement program to optimize its operations and reduce manufacturing costs, will result in the permanent layoff of approximately 500 employees at the Greenville facility. The next step will be to discuss with the unions representing the majority of the affected employees the effect of this decision on those employees.


     General and Administrative Expenses. General and administrative expenses were $30.0 million for 2002 compared to $24.1 million for 2001, an increase of $5.9 million or 24.6%. The increase is due, in part, to severance cost of $1.6 million recognized in the first quarter of 2002 associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses increased by $4.3 million, or 17.8%, in 2002. The increase reflects higher performance based compensation and related expense accruals associated with improved profitability and higher depreciation related to capitalized computer hardware and software costs. These increases more than offset the absence of severance and related expenses associated with the reduction in salaried employees that occurred during the second quarter of 2001.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $1.1 million, or 1.4%, to $82.0 million for 2002 compared to $83.1 million for 2001 primarily reflecting the impact of lower unit sales volumes, changes in customer mix and lower freight rates.

     Operating Profit. Operating profit improved by $15.1 million, or 30.6%, to $64.6 million for 2002 from $49.5 million for 2001. Operating profit of the Climbing Products segment increased $12.8 million, or 24.1%, to $65.9 million in 2002 including a charge of $1.3 million for an allocated portion of severance costs related to the separation of a former executive officer. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment in the current period would have increased by $14.1 million, or 26.6%, from $53.1 million in 2001. The improvement in the profitability of climbing products reflects manufacturing productivity improvements and other cost reduction initiatives as well as lower material costs and product mix improvements Operating income of the Extruded Products segment was $0.4 million for 2002 compared to break-even in 2001. The increase in operating profit of $0.4 million is primarily due to improved manufacturing performance. Corporate and Other expenses declined by $2.0 million in 2002 compared to 2001 primarily due to reduced manufacturing consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     Other Income (Expense), Net. Other income (expense), net declined by $0.6 million from net income of $0.9 million in 2001 to net income of $0.3 million in 2002. The decline is due to lower net investment income related to investments formerly held by MIICA, the Company's captive insurance subsidiary that was dissolved in 1998, and the absence of interest received in 2001 related to an overpayment of income tax liabilities. The decline was partially offset by lower costs associated with the receivables purchase agreement resulting from lower utilization and interest rates during 2002.

     Interest Expense. Interest expense declined by $4.6 million to $21.5 million for 2002 from $26.1 million for 2001 which primarily reflects the favorable impact of lower interest rates and lower levels of debt in the current year. Accelerated amortization of deferred financing fees of $0.4 million was recorded in 2002 as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in

March 2002. Accelerated amortization of the deferred financing fees of $0.7 million was recorded in 2001 associated with the reduction in borrowing capacity resulting from the amendment of the Senior Credit Facility effective July 24, 2001.

     Income Taxes. Income taxes increased $7.4 million to $16.1 million for 2002 from $8.7 million for 2001 reflecting higher pre-tax income in 2002 and an increase in the effective tax rate to 37% from 36% in 2001. The increase in the effective tax rate is primarily due to lower estimated income tax accruals in the prior year.

     Net Income. Net income improved by $11.8 million to $27.4 million for the year ended December 31, 2002 from net income of $15.6 million for the year ended December 31, 2001 as a result of the factors described above.

     YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales. Net sales decreased $9.5 million, or 1.7%, to $535.7 million for 2001 from $545.2 million for 2000 which primarily reflects the impact of lower sales of extruded products partially offset by increased sales of climbing products.

     Net sales of climbing products increased $13.7 million, or 3.1%, to $456.5 million for 2001 from $442.8 million for 2000. The increase is primarily due to improving the product mix of both the Werner and Keller brand product lines, in part due to amending the programs of selected accounts that did not meet the Company's profitability requirements, and redesigning the Keller brand product line.

     Net sales of extruded products of $79.2 million for 2001 declined by $23.3 million, or 22.7%, compared to 2000 reflecting the impact of the slowing economy on the markets served by this segment of the Company's business and the allocation of more aluminum extrusion capacity to support the Climbing Products segment.

     Gross Profit. Gross profit decreased by $4.2 million, or 2.6%, to $156.5 million for 2001 from $160.7 million for 2000 primarily reflecting the impact of lower sales of extruded products. Gross profit as a percentage of net sales for 2001 was 29.2% compared to 29.5% for 2000. The favorable impact on gross profit of the improving product mix for climbing products in 2001 was more than offset by the lower volume and less profitable mix of extruded product sales, additional costs at the Company's west coast manufacturing facility as capacity was added and volume was increased, and consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     General and Administrative Expenses. General and administrative expenses were $24.1 million for 2001 compared to $29.5 million for 2000, a reduction of $5.4 million or 18.4%. Factors contributing to the reduction include the absence of consulting, transition and employment termination costs recorded in 2000 associated with certain former executive officers and other employees, lower current year salaried payroll and related costs, and lower legal and professional expenses. These cost reductions were partially offset by increased amortization related to capitalized software costs and the severance and related expenses associated with the reduction in salaried employees. During the quarter ended June 30, 2001, the Company implemented several cost reduction initiatives as a result of the slowdown in the U.S. economy. These initiatives included reductions in discretionary spending and the reduction of approximately 6% in April, and an additional reduction of approximately 4% in June, of the Company's salaried employees. The pre-tax charge to provide severance and other benefits to the affected salaried employees of $0.9 million was recorded in the quarter ended June 30, 2001.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $2.5 million, or 2.9%, to $83.1 million for 2001 compared to $85.6 million for 2000 which primarily reflects the impact of lower sales volume and more productive warehousing and distribution in part related to operation of the west coast manufacturing facility.

     Operating Profit. Operating profit declined by $1.1 million, or 2.2%, to $49.5 million for 2001 from $50.6 million for the year ended 2000. Operating profit of the Climbing Products segment increased $7.0 million, or 15.1%, to $53.1 million for 2001 from $46.1 million in 2000. The higher operating profit of the Climbing Products segment primarily reflects the impact of improvements in product mix in part relating to the redesigned Keller brand product line, the absence of a $1.1 million charge related to plant shutdown costs that was recorded in 2000 and the higher manufacturing costs at those facilities, and lower selling, general and administrative expenses. Operating profit of the Climbing Products segment also improved due to utilizing internal aluminum extrusion capacity to produce more extrusions for ladders rather than purchase them from outside suppliers at a premium over the Company's manufacturing costs. The Extruded Products segment operated at break-even for 2001 compared to operating profit of $6.9 million for 2000. The decline is due to the lower unit sales volumes and a less profitable product mix partially offset by lower selling, general and administrative expenses. Corporate and Other expenses increased $1.2 million for 2001 compared to 2000 primarily due to consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     Other Income (Expense) Net. Other income (expense), net increased by $3.1 million from net expense of $2.2 million in 2000 to net income of $0.9 million in 2001. The increase is primarily due to increased net investment income associated with investments formerly held by MIICA of $0.7 million in 2001 compared to a net investment loss of $1.2 million in 2000, and the absence of a $1.4 million charge which was recorded in 2000 associated with non-performance of another participant in a group credit arrangement.

     Interest Expense. Interest expense declined by $1.8 million to $26.1 million for 2001 from $27.9 million for 2000 reflecting the impact of lower interest rates in 2001 which more than offset the accelerated amortization of the deferred financing fees of $0.7 million associated with the reduction in borrowing capacity resulting from the amendment of the Senior Credit Facility effective July 24, 2001.

     Income Taxes. Income taxes increased $0.5 million to $8.7 million for 2001 from $8.2 million for 2000 reflecting higher pre-tax income in 2001 partially offset by a decrease in the effective tax rate to 36% from 40% in 2000. The decrease in the effective tax rate is due to lower estimated income tax accruals.

     Net Income. Net income increased by $3.3 million to $15.6 million for the year ended December 31, 2001 from net income of $12.3 million for the year ended December 31, 2000 as a result of all of the above factors.

LIQUIDITY AND CAPITAL RESOURCES

     Debt and Other Contractual Obligations

     The following table provides a summary of the Company's contractual obligations by due date as of December 31, 2002.




                                                                                  PAYMENTS DUE BY PERIOD
                                                          --------------------------------------------------------------------
                                                                            LESS
                                                                          THAN 1          1-3           4-5          AFTER 5
      CONTRACTUAL OBLIGATIONS                               TOTAL          YEAR          YEARS         YEARS          YEARS
      ------------------------------------------------------------------------------------------------------------------------
                                                                                  (DOLLARS IN MILLIONS)
      DEBT:
          Senior Credit Term Loan Facilities (1)             $ 122.2         $27.1          $95.1       $     -         $   -
          Senior Subordinated Notes, due 2007                  135.0             -              -         135.0             -
          Variable Rate Demand Industrial Building
              Revenue Bonds, due 2015                            5.0             -              -             -           5.0
      RECEIVABLES PURCHASE AGREEMENT (2)                        20.0          20.0              -             -             -
      CAPITAL LEASE PAYMENTS                                     1.4           0.5            0.7           0.2             -
      OPERATING LEASE PAYMENTS                                   8.5           2.0            2.9           1.2           2.4
      REVOLVING CREDIT FACILITY (3)                                -             -              -             -             -
      ------------------------------------------------------------------------------------------------------------------------
      TOTAL CONTRACTUAL CASH OBLIGATIONS                     $ 292.1         $49.6          $98.7       $ 136.4         $ 7.4
      ========================================================================================================================

     (1) The payments due by period reflected for the Senior Credit Term Loan Facilities represent the contractually committed obligations for principal payments during the term of the facility. The Company has the option to repay term loans from time to time, in whole or in part, without premium or penalty.

     (2) The Company maintains a $50 million receivables purchase agreement with a financial institution and its affiliate (the "Receivables Purchase Agreement") which will expire in May 2003. As of December 31, 2002, the Company utilized $20 million of this facility.

     (3) Available borrowings under the Company's Revolving Credit Facility, which will expire in November 2003, are reduced by amounts issued under a letter of credit subfacility. The Company executes letters of credit in the normal course of business that ensure payments to third parties. The aggregate amount of letters of credit issued at December 31, 2002 was $21.1 million which results in reducing the amount available under the Revolving Credit Facility from $70.0 million to $48.9 million. Each letter of credit has an expiration date of one year or less. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     At December 31, 2002, the Company had $261.6 million of consolidated indebtedness, including $133.0 million of Senior Subordinated Notes reflected net of unamortized original issue discount; $122.2 million of Term Loans under the Senior Credit Facility; and $6.4 million of other debt. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $48.9 million was available for borrowing at December 31, 2002.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective December 31, 2002. The Company anticipates that it will continue to comply with its debt covenants in 2003; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. Under the Receivables Purchase Agreement, which will expire in May 2003, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Receivables Purchase Agreement represents "off-balance sheet financing" since the ownership interest of the affiliate in Funding's accounts receivable results in assets being removed from the balance sheet rather than resulting in a liability to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, therefore no servicing asset or liability has been recorded. As of December 31, 2002, the Company sold $78.8 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $58.7 million. An additional $21.5 million of financing was available under the Receivables Purchase Agreement at December 31, 2002.

     The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement. The Company believes it has sufficient funds available in the next twelve months to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility and the Receivables Purchase Agreement. The Receivables Purchase Agreement and the $70 million Revolving Facility expire in May 2003 and November 2003, respectively. The Company may need to renew or replace one or both of these to satisfy its future working capital needs. The Company currently anticipates that it will be able to extend or replace both of these facilities and intends to do so; however, there can be no assurance that the Company will be able to effect a renewal or a replacement on commercially reasonable terms, or at all.

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

     The return on plan assets of the Company's pension plan has been below the expected long-term rate of return due to the decline in equities markets. As a result, the market value of pension plan assets at the end of December 31, 2002 and 2001 was less than the accumulated benefit obligation which required the recognition of a minimum pension liability of $22.0 million ($13.4 million after-tax) and $10.8 million ($6.7 million after-tax), respectively, based on the provisions of Financial Accounting Standards Board ("FASB") Statement No. 87, Employers' Accounting for Pensions. The minimum liability adjustment at December 31, 2002 resulted in an increase in noncurrent liabilities of $22.0 million, an increase in noncurrent deferred income tax assets of $7.9 million, a decrease in shareholders' equity of $13.4 million and an increase in noncurrent intangible assets of $0.7 million.

     Pension expense increased by $1.1 million in 2002 to $1.9 million from $0.8 million in 2001 primarily due to lower than expected returns on plan investments and a decrease in the discount rate used to value pension liabilities from 7.00% to 6.50%. The assumption selected for the expected long-term rate of return on assets is 8.50%. This rate reflects historical returns on equity and fixed income securities provided by independent investment professionals and also reflects the plan's typical asset allocation among equity and fixed income securities. The decline in the discount rate, which is used to value pension liabilities, reflects the general decline in interest rates as of December 31, 2002 compared to December 31, 2001. Pension expense in 2003 is expected to be approximately $1.5 million greater than expense in 2002. In addition, pension plan contributions of $1.0 million will be required to be paid to the pension trust during 2003 to meet the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). No pension funding was required in 2002.

     Cash Flows

     Net cash flows provided by operating activities were $41.8 million for 2002 compared to $44.1 million provided by operating activities for 2001. The increase in net income in 2002 improved operating cash flows; however, less cash was generated from reducing accounts receivable and inventories in 2002 than in 2001. These factors, in addition to an increase in payments of product liabilitiy and workers' compensation claims, accounted for most of the net decrease in cash provided by operating activities of $2.4 million in 2002. Net cash flows from operating activities increased $9.5 million to $44.1 million for 2001 from $34.6 million for 2000. The increase is primarily due to an increase in net income and the reduction of working capital, excluding cash and cash equivalents. Also affecting the comparability of cash flows from operating activities in 2001 compared to 2000 is the absence of a non-cash benefit plan curtailment and settlement gains, net of $6.1 million recognized in 2000.

     Net cash used for investing activities was $11.8 million for 2002 compared to $16.0 million for 2001 primarily reflecting lower capital expenditures during 2002 partially offset by lower proceeds received on the disposal of investments formerly held by MIICA. Net cash used in investing activities decreased $10.7 million to $16.0 million in 2001 from $26.7 million in 2000 primarily due to lower capital expenditures and the sale or liquidation of investments formerly held by MIICA.

     Net cash used for financing activities was $17.2 million for 2002 compared to $3.2 million for 2001 which primarily reflects increased repayments of debt in the current period. The Senior Credit Facility allows the Company to voluntarily repay the principal amount of Term Loans from time to time, in whole or in part, without premium or penalty. In March 2002 the Company voluntarily repaid $15 million of Term Loans. Net cash used in financing activities was $3.2 million in 2001 compared to $3.3 million in 2000. Unscheduled debt payments of $0.7 million were made in 2001 as required by the Company's Senior Credit Facility with the net proceeds received from the sale of an investment formerly held by MIICA. There were no cash overdrafts in 2001 and repurchases of common stock were lower when compared to the prior year.

     Capital Expenditures

     The Company's capital expenditures were $12.1 million, $19.4 million and $26.7 million, in 2002, 2001 and 2000, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $16 million in 2003 for various capital projects, including cost reduction and new product development projects, maintenance capital projects and information systems.

     Seasonality, Working Capital and Cyclicality

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company's ladder products is affected by residential housing starts and existing home sales, commercial construction activity, and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and/or the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

     Raw Material Costs and Inflation

     The Company purchases aluminum, resins, fiberglass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures and option contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See "Item 1. Business - Raw Materials and Suppliers" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

     Recently Issued Accounting Standards

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

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 is expected to impact the timing of liability recognition associated with such activities.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made in interim and annual financial statements about obligations under certain guarantees. It also requires the recognition of a liability at the inception of a guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 (see Note J to the Consolidated Financial Statements). The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the interpretation to have a material impact on results of operations, financial position or cash flows.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, the Company elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Notes B and G to the consolidated financial statements.

               .
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                                                                                                                  FAIR VALUE
                                                            DECEMBER 31                                           DECEMBER 31
                          --------------------------------------------------------------------------------- ------------------------
                             2003       2004        2005       2006        2007     THEREAFTER    TOTAL        2002         2001
                          ----------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
     Liabilities:
      Long-term debt,
        including
        current portion:
        Fixed Rate-Notes    $      -   $      -    $      -     $    -    $135,000    $      -    $135,000     $135,675    $130,950
        Avg. Interest Rate         -          -           -          -      10.00%           -
        Fixed Rate-Capital
          Leases            $    521   $    400    $    239     $  199    $     27    $      -    $  1,386     $  1,386    $  1,253
        Avg. Interest Rate     8.46%      8.74%       7.56%      6.97%       4.47%           -
        Variable Rate-Term
          Loans             $ 27,101   $ 49,722    $ 45,374     $    -    $      -    $  5,000    $127,197     $127,197    $143,522
        Avg. Interest Rate        (1)        (1)         (1)                                (2)

     (1)  Average interest rate is equal to LIBOR plus 2.00% to 2.25%.

     (2) Average interest rate on Variable Rate Industrial Building Revenue Bonds during 2002 was approximately 2.0%.


     The Company's operations in foreign countries are not significant. International sales were not material to the Company's operations for the year ended December 31, 2002. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and option contracts. The Company does not actually take delivery of aluminum that is the subject of the futures contracts.

     In the case of futures contracts relating to the Extruded Products segment of the business, the Company agrees to purchase aluminum in the future at a set price relative to a customer firm order commitment. The futures contract is liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. These futures contracts qualify for hedge accounting and, therefore, the gain or loss is recognized in earnings, together with the offsetting gain or loss due to the changes in the fair value of the firm commitment, in the period the customer order attributed to the firm commitment is shipped. At December 31, 2002, the Company had purchased futures contracts, maturing in 2003, for the delivery of
35.4 million pounds of aluminum at a weighted average settlement price of $.665 per pound. The unrecognized loss for the change in the fair value of such futures contracts that qualify for hedge accounting was $ 0.1 million at December 31, 2002. At December 31, 2001, the Company had purchased futures contracts, maturing in 2002, for the delivery of 13.9 million pounds of aluminum at a weighted average settlement price of $.658 per pound. The unrecognized loss for the change in fair value of such futures contracts was $0.3 million at December 31, 2001.

     During the fourth quarter of 2002, the Company began buying futures contracts relating to the Climbing Products segment of the business to manage its exposure to variable cash flows of forecasted sales of Climbing Products. The futures contracts are liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. These futures contracts did not qualify for hedge accounting in 2002. As a result, the gain or loss on these futures contracts was recognized in earnings in the period of the change in aluminum prices. The gains and losses recognized by the Company during 2002, including the unrealized loss for the change in fair value of open futures contracts at December 31, 2002, were immaterial.

     Option contracts relating to the Climbing Products segment of the business, all qualify for hedge accounting. Through the end of the third quarter of 2002, the Company created a collar by purchasing call options and selling put option contracts for aluminum with a net initial investment near zero to hedge its exposure to variable cash flows of forecasted sales of Climbing Products. Price movement inside the collar was not protected by the derivatives. Whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised. The gain or loss on the option contract is recognized in earnings, together with the offsetting gain or loss due to the changes in the actual purchase price of aluminum outside the collar, in the period that the forecasted sale affects earnings. At December 31, 2002, the Company had purchased call option contracts and sold put option contracts, maturing in 2003, covering 18.0 million pounds of aluminum at strike prices ranging from $.611 to $.729 per pound. The Company had net option contract obligation liabilities of $0.4 million at December 31, 2002. At December 31, 2001, the Company had purchased call option contracts and sold put option contracts, maturing in 2002, covering 61.8 million pounds of aluminum at strike prices ranging from $.622 to $.713 per pound. The Company had net option contract obligation liabilities of $1.8 million at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                      22
Consolidated Balance Sheets                                            23
Consolidated Statements of Income                                      25
Consolidated Statements of Changes in Shareholders' Equity (Deficit)   26
Consolidated Statements of Cash Flows                                  27
Notes to Consolidated Financial Statements                             28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Werner Holding Co. (PA), Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for derivatives effective January 1, 2001.

                                                 /s/ PricewaterhouseCoopers LLP

Pittsburgh, PA
March 3, 2003

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           DECEMBER 31
                                                        2002        2001
                                                     ----------------------
ASSETS
Current assets:
    Cash and cash equivalents                        $  43,161    $  30,473
    Accounts receivable                                 54,219       54,250
    Allowance for doubtful accounts                     (1,800)      (1,835)
    Refundable income taxes                              1,748        1,501
    Inventories                                         52,530       52,916
    Deferred income taxes                                1,062          338
    Other                                                1,598        1,803
-------------------------------------------------------------------------------
       Total current assets                            152,518      139,446

Other assets:
    Deferred income taxes                               18,521       14,970
    Deferred financing fees, net                         4,078        6,469
    Other                                               10,710       12,195
-------------------------------------------------------------------------------
                                                        33,309       33,634

Property, plant and equipment:
    Land and improvements                                8,793        8,700
    Buildings                                           48,211       47,521
    Machinery and equipment                            167,344      150,317
-------------------------------------------------------------------------------
                                                       224,348      206,538
    Less accumulated depreciation and amortization     121,032      109,658
-------------------------------------------------------------------------------
                                                       103,316       96,880
    Capital projects in progress                         9,100       15,049
-------------------------------------------------------------------------------
                                                       112,416      111,929
-------------------------------------------------------------------------------
       TOTAL ASSETS                                  $ 298,243    $ 285,009
===============================================================================

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  DECEMBER 31
                                                                               2002        2001
                                                                            ----------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable                                                        $  16,173    $  21,014
    Accrued liabilities                                                        33,655       36,037
    Current maturities of long-term debt                                       27,622       16,907
--------------------------------------------------------------------------------------------------
               Total current liabilities                                       77,450       73,958

Long-term obligations:
    Long-term debt - less current maturities (net of unamortized original
           issue discount of $2,007 in 2002 and $2,411 in 2001)               233,954      260,457
    Reserve for product liability and workers' compensation claims             48,205       44,069
    Other long-term obligations                                                40,959       30,348
--------------------------------------------------------------------------------------------------
               Total liabilities                                              400,568      408,832

Shareholders' deficit:
    Common stock:
       Class A - $.01 par value; voting; 5,000 shares authorized;
           1,880 shares issued and outstanding                                   --           --
       Class B - $.01 par value; voting; 25,000 shares authorized;
           21,775 shares issued and outstanding                                  --           --
       Class C - $.01 par value; non-voting; 45,000 shares authorized;
           5,516 shares issued and outstanding in 2002 and
           5,541 shares issued and outstanding in 2001                           --           --
       Class D - $.01 par value; voting; 1,000 shares authorized;
           1,000 shares issued and outstanding                                   --           --
       Class E - $.01 par value; non-voting; 50,000 shares authorized;
           45,000 shares issued and outstanding                                     1            1
    Additional paid-in-capital                                                200,872      200,947
    Accumulated deficit                                                      (287,078)    (314,506)
    Accumulated other non-owner changes in equity                             (13,694)      (7,882)
    Notes receivable arising from stock loan plan                              (2,426)      (2,383)
--------------------------------------------------------------------------------------------------
               Total shareholders' deficit                                   (102,325)    (123,823)
--------------------------------------------------------------------------------------------------
               TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  $ 298,243    $ 285,009
==================================================================================================

See notes to consolidated financial statements.

                  WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN THOUSANDS)

                                                       FOR THE YEARS ENDED DECEMBER 31
                                                        2002       2001         2000
                                                     ----------------------------------
Net sales                                            $ 520,404   $ 535,685    $ 545,226
Cost of sales                                          343,795     379,161      384,478
---------------------------------------------------------------------------------------
Gross profit                                           176,609     156,524      160,748
General and administrative expenses                     29,982      24,056       29,489
Selling and distribution expenses                       82,000      83,127       85,646
Benefit plan curtailment and settlement gains, net        --          --         (6,104)
Plant shutdown costs                                      --          (148)       1,093
---------------------------------------------------------------------------------------
Operating profit                                        64,627      49,489       50,624
Other income (expense), net                                324         941       (2,223)
---------------------------------------------------------------------------------------
Income before interest and income taxes                 64,951      50,430       48,401
Interest expense                                        21,472      26,148       27,887
---------------------------------------------------------------------------------------
Income before income taxes                              43,479      24,282       20,514
Income taxes                                            16,051       8,727        8,246
---------------------------------------------------------------------------------------
NET INCOME                                           $  27,428   $  15,555    $  12,268
=======================================================================================

See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEARS ENDED DECEMBER 31
                                                                  2002                    2001                        2000
                                                           ------------------       ----------------          ----------------------
                                                            SHARES    AMOUNT        SHARES    AMOUNT          SHARES      AMOUNT
                                                          -------------------       ----------------          ----------------------
CLASS A COMMON STOCK:
Balance, beginning of year                                  1,880    $    --         1,880    $    --          1,964    $    --
Repurchase of common stock                                   --           --          --           --            (84)        --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                        1,880    $    --         1,880    $    --          1,880    $    --
===================================================================================================================================
CLASS B COMMON STOCK:
Balance, beginning of year                                 21,775    $    --        21,775    $    --         21,943    $    --
Repurchase of common stock                                   --           --          --           --           (168)        --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                       21,775    $    --        21,775    $    --         21,775    $    --
===================================================================================================================================
CLASS C COMMON STOCK:
Balance, beginning of year                                  5,541    $    --         5,674    $    --          4,657    $    --
Issuance of common stock                                      260         --            60         --          1,237         --
Repurchase of common stock                                   (285)        --          (193)        --           (220)        --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                        5,516    $    --         5,541    $    --          5,674    $    --
===================================================================================================================================
CLASS D COMMON STOCK:
Balance, beginning of year                                  1,000    $    --         1,000    $    --          1,000    $    --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                        1,000    $    --         1,000    $    --          1,000    $    --
===================================================================================================================================
CLASS E COMMON STOCK:
Balance, beginning of year                                 45,000    $       1      45,000    $       1       45,000    $       1
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                       45,000    $       1      45,000    $       1       45,000    $       1
===================================================================================================================================
ADDITIONAL PAID-IN CAPITAL:
Balance, beginning of year                                           $ 200,947                $ 201,272                 $ 198,786
Issuance of common stock                                                   780                      147                     3,019
Repurchase of common stock                                                (855)                    (472)                     (533)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $ 200,872                $ 200,947                 $ 201,272
===================================================================================================================================
ACCUMULATED DEFICIT:
Balance, beginning of year                                           $(314,506)               $(330,061)                $(341,718)
Net income                                                              27,428                   15,555                    12,268
Repurchase of common stock                                                  --                       --                      (611)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $(287,078)               $(314,506)                $(330,061)
===================================================================================================================================
ACCUMULATED OTHER NON-OWNER EQUITY CHANGES:
Derivative Commodity Instruments:
    Balance, beginning of year                                       $  (1,137)               $    --                   $    --
    Cumulative effect of accounting change for
        derivatives (net of deferred tax of $69)                            --                     (118)                     --
    Amounts reclassified to income (net of deferred
        tax of $807 in 2002 and $1,037 in 2001)                          1,373                    1,766                      --
    Change in fair value of derivative commodity
         instruments (net of deferred tax of $289
          in 2002 and $1,635 in 2001)                                     (492)                  (2,785)                     --
-----------------------------------------------------------------------------------------------------------------------------------
    Balance, end of year                                                  (256)                  (1,137)                     --
Minimum Pension Liability:
    Balance, beginning of year                                          (6,745)                    --                        (260)
    Adjustment (net of deferred tax of $3,930 in
        2002, $3,962 in 2001 and $152 in 2000)                          (6,693)                  (6,745)                      260
-----------------------------------------------------------------------------------------------------------------------------------
    Balance, end of year                                               (13,438)                  (6,745)                     --
-----------------------------------------------------------------------------------------------------------------------------------
Total accumulated other non-owner
    equity changes, end of year                                      $ (13,694)               $  (7,882)                $    --
===================================================================================================================================
NOTES RECEIVABLE ARISING FROM STOCK LOAN PLAN:
Balance, beginning of year                                           $  (2,383)               $  (2,468)                $    (685)
Change in notes receivable related to stock loan plan                      (43)                      85                    (1,783)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                 $  (2,426)               $  (2,383)                $  (2,468)
===================================================================================================================================
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                 $(102,325)               $(123,823)                $(131,256)
===================================================================================================================================
COMPREHENSIVE INCOME:
Net income                                                           $  27,428                $  15,555                 $  12,268
Accumulated other non-owner equity changes                              (5,812)                  (7,882)                      260
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                           $  21,616                $   7,673                 $  12,528
===================================================================================================================================

See notes to consolidated financial statements.

                     WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)

                                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                                                 2002             2001             2000
                                                                                ----------------------------------------------
OPERATING ACTIVITIES
Net income                                                                      $ 27,428          $ 15,555        $ 12,268
Reconciliation of net income to net cash provided by operating activities:
    Depreciation                                                                  12,081            10,456           9,059
    Amortization of deferred financing fees and original issue discount            2,796             3,310           2,692
    Amortization of recapitalization and other deferred costs                      3,799             4,189           3,740
    Provision for plant shutdown costs                                                 -                 -           1,093
    Provision for losses on accounts receivable                                      803               635             716
    Benefit plan curtailment and settlement gains, net                                 -                 -          (6,104)
    Provision for product liability and workers' compensation claims              12,105            11,844          11,609
    Payment of product liability and workers' compensation claims                 (7,969)           (5,770)         (3,499)
    Deferred income taxes                                                           (862)            3,016            (457)
    Loss on disposition of property, plant and equipment                             406                 -               -
    Impairment of investments                                                          -               303           1,163
    Changes in operating assets and liabilities:
       Accounts receivable                                                            31             4,082          10,061
       Refundable income taxes                                                      (247)              532          (1,336)
       Inventories                                                                   386             7,702          (2,271)
       Accounts payable                                                           (4,841)           (2,288)         (5,840)
       Other assets and liabilities, net                                          (4,153)           (9,420)          1,736
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         41,763            44,146          34,630

INVESTING ACTIVITIES
Capital expenditures                                                             (12,053)          (19,402)        (26,745)
Proceeds from sale of investments                                                      -             2,096               -
Proceeds from liquidation of investments                                             209             1,197              47
Proceeds from sale of property, plant and equipment                                    -               127               -
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (11,844)          (15,982)        (26,698)

FINANCING ACTIVITIES
Repayments of long-term debt                                                     (17,113)           (2,776)         (1,450)
Decrease in cash overdrafts                                                            -                 -          (1,923)
Issuance of common stock                                                             195                37             704
Repurchase of common stock                                                          (453)             (278)           (748)
Repayment of notes receivable arising from stock loan plan                           140                 -             137
Payment of deferred financing fees                                                     -              (192)              -
---------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (17,231)           (3,209)         (3,280)
---------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         12,688            24,955           4,652
Cash and cash equivalents at beginning of year                                    30,473             5,518             866
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $ 43,161          $ 30,473        $  5,518
===========================================================================================================================
CASH PAID DURING THE YEAR FOR:
Interest                                                                        $ 19,476          $ 24,827        $ 26,458
Income taxes, net of refunds                                                    $ 17,160          $  5,179        $  9,051

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                              $    921          $    270        $  1,631
Issuance of common stock in exchange for notes receivable
  arising from stock loan plan                                                  $    585          $    110        $  2,315
Cancellation of notes receivable arising from stock loan plan
  in connection with repurchase of common stock                                 $   (402)         $   (195)       $   (396)



See notes to consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

A. DESCRIPTION OF BUSINESS

     Werner Holding Co. (PA), Inc. through its subsidiaries is a manufacturer of climbing equipment which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and aluminum extruded products. The Company operates in two business segments, Climbing Products and Extruded Products, which are located in the United States.

B. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements of Werner Holding Co. (PA), Inc. include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc., and its wholly-owned subsidiaries (collectively the "Company"). Werner Holding Co. (PA), Inc. has no substantial operations or assets, other than its investment in Werner Holding Co. (DE), Inc. The consolidated financial position and results of operations of Werner Holding Co. (PA), Inc. are substantially the same as those of Werner Holding Co. (DE), Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition - Sales are recorded when product is shipped and when title and risk of loss transfer to the customer. Effective in the fourth quarter of 2000, the Company modified its revenue recognition policies to be consistent with the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The impact of the modification on the Company's results of operations was not material.

     Shipping and Handling Fees and Expenses - Pursuant to the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $48,026, $50,330 and $51,559 are included in the caption entitled, "Selling and distribution expenses" in the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000, respectively.

     Accounts Receivable - The Company provides credit to its customers in the normal course of business. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations. Write-offs of uncollectible accounts receivable have totaled $444, $616 and $561 in 2002, 2001 and 2000, respectively.

     Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost was determined by the last-in, first-out (LIFO) method for approximately 90% and 89% of the inventories at December 31, 2002 and 2001, respectively.

     Derivative Commodity Instruments - Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board's (the "FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and No. 138. The fair value of all outstanding derivatives is recorded on the balance sheet at December 31, 2002 and 2001. The adoption of Statement No. 133 resulted

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

in a net of tax transition loss of $118 recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

     Derivatives are held as part of a formal risk management policy. For derivatives that qualify for hedge accounting, the Company formally measures the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis by formally assessing the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, which were immaterial for the years ended December 31, 2002 and 2001, are included in the Company's results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company's results of operations. The amount of such gains or losses was immaterial for the years ended December 31, 2002 and 2001. Prior to January 1, 2001, all gains and losses on qualifying hedge transactions were deferred and were reported as a component of the underlying transaction.

     The Company's derivatives that qualify for hedge accounting consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes aluminum commodity futures and option contracts to manage the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. In the case of option contracts, the Company creates a price risk tolerance range (referred to as a "collar") by purchasing call option contracts and selling put option contracts with a minimal net initial investment. Price movement inside the collar is not protected by the derivatives, whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised. Such contracts that qualify are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company's exposure to changes in aluminum prices during that cycle. At December 31, 2002 and 2001, the Company had futures contracts to purchase aluminum totaling $6,820 and $9,137, respectively. The unrecognized loss for the change in fair value of these contracts was $140 and $293 at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company had purchased call option contracts and sold put option contracts covering 18.0 and 61.8 million pounds of aluminum, respectively. The net option contract obligation liabilities were $401 and $1,804 at December 31, 2002 and 2001, respectively.

     Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative qualifies for hedge accounting, and is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the years ended December 31, 2002 and 2001. As of December 31, 2002, all of the $256 loss, net of tax, recognized in other comprehensive income is expected to be recognized in the Company's results of operations over the next twelve months. For fair value hedges, the effective portion of the change in fair value of the derivative and the equal and offsetting change in the firm commitment are recorded on the balance sheet. The gain or loss on the derivative is recognized in results of operations in the period in which earnings are impacted by the hedged item. For derivatives that do not qualify for hedge accounting, the gain or loss is recognized in earnings in the period of change in aluminum prices.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years. The net book value of capitalized lease assets, which primarily consist of machinery and equipment, was $1,353 and $1,041 at December 31, 2002 and 2001, respectively.

     Interest is capitalized in connection with major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 2002, 2001 and 2000, interest costs of $428, $1,273 and $1,152, respectively, were capitalized. Interest costs incurred in 2002, 2001 and 2000 totaled $21,900, $27,421 and $29,039, respectively.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Long-lived assets are periodically reviewed for impairment. Impairment is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. Measurement of impairment may be based upon appraisals, market values of similar assets or discounted cash flows.

     Internal Use Software - Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires the capitalization of certain costs applicable to internal use software, including associated hardware costs, external direct material and service costs, and employee payroll and payroll related costs. Amortization of capitalized software costs was $2,018, $1,042 and $650 in 2002, 2001 and 2000, respectively. The unamortized balance of computer software costs capitalized was $16,719 and $15,597 at December 31, 2002 and 2001, respectively. Capitalized computer software costs, which are included in machinery and equipment in the accompanying balance sheet, are amortized over periods ranging from 3 to 7 years.

     Reserve for Product Liability and Workers' Compensation Claims - The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers' compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims which totals $48,205 and $44,069 at December 31, 2002 and 2001, respectively. The reserve for product liability and workers' compensation claims is determined on an undiscounted actuarial basis and includes an amount derived from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The resulting actuarial loss estimates are expressed as a range of reasonable estimates which is expected to include the loss that ultimately will occur. The reserve which is recorded is within the range of reasonable estimates. While management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Prior to March 31, 1998, the Company operated a captive insurance company that maintained reserves for product liability and workers' compensation claims of the Company (see Note J).

     Stock-Based Compensation - The Company has a stock option plan which is described more fully in Note G. The Company measures stock-based compensation costs using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income would have been as follows:


                                                                      FOR THE YEARS ENDED DECEMBER 31
                                                                 2002               2001               2000
                                                            ----------------------------------------------------
Net income, as reported                                         $ 27,428            $ 15,555           $ 12,268
Less total stock-based employee compensation
    costs determined using fair value method, net
    of related tax effects                                           318                 422                328
----------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME                                            $ 27,110            $ 15,133           $ 11,940
================================================================================================================


     The weighted average fair value of options granted during 2002, 2001 and 2000 estimated using the Black-Scholes option pricing model was $775.11, $725.81 and $724.42 per share, respectively. The fair value of each option grant was determined using weighted average assumptions of risk-free interest rates of 4.31%, 5.07% and 5.15%; for grants in 2002, 2001 and 2000, respectively, and an average life of options of 7.1 years and expected volatility and dividend yield of 0% for grants in 2002, 2001 and 2000.

     Deferred Financing Fees - Amortization of deferred financing fees is computed using the effective interest method. Amortization of $394 and $716 of deferred financing fees was accelerated during 2002 and 2001, respectively (see Note D).

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Advertising - The Company expenses all advertising as incurred. These expenses totaled $16,062, $13,992 and $12,730 for years 2002, 2001 and 2000, respectively.

     Statement of Cash Flows - Cash and cash equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less.

     Fair Values of Financial Instruments - The Company's disclosures for financial instruments are as follows:

               Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents bear interest at prevailing market rates and therefore approximate fair value.

               Long-term debt - The carrying amounts of the Company's borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 2002 and 2001. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 2002 and 2001 was $135,675 and $130,950, respectively.

               Derivative instruments - Effective January 1, 2001, the fair value of the Company's derivative instruments is recorded in the balance sheet.

     Recently Issued Accounting Standards - In July 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Statement
No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceased upon the adoption of Statement No. 142 effective January 1, 2002. The adoption of Statement No. 142 did not impact the Company's results of operations, financial position or cash flows.

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

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

No. 146 will apply to all exit or disposal activities initiated after December 31, 2002. The adoption of Statement No. 146 is expected to impact the timing of liability recognition associated with such activities.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made in interim and annual financial statements about obligations under certain guarantees. It also requires the recognition of a liability at the inception of a guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 (see Note J to the Consolidated Financial Statements). The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the interpretation to have a material impact on results of operations, financial position or cash flows.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, the Company elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Notes B and G.

C. INVENTORIES

Inventories are as follows:


                                                            DECEMBER 31
                                                          2002       2001
                                                         -----------------
Finished goods                                           $33,525   $32,595
Work-in-process                                           11,770    11,436
Raw materials and supplies                                17,085    17,564
--------------------------------------------------------------------------
Total inventories, which approximates replacement cost    62,380    61,595
Less excess of cost over LIFO stated values                9,850     8,679
--------------------------------------------------------------------------
NET INVENTORIES                                          $52,530   $52,916
==========================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

D. DEBT

         Debt consists of the following:


                                                                                         DECEMBER 31
                                                                                   2002                 2001
                                                                          ---------------------------------------

Senior Credit Term Loan Facilities                                              $ 122,197            $ 138,522
Senior Subordinated Notes, due 2007, net of unamortized
    original issue discount of $2,007 in 2002 and $2,411 in 2001                  132,993              132,589
Variable Rate Demand Industrial Building Revenue Bonds,
    due 2015                                                                        5,000                5,000
Capital lease obligations                                                           1,386                1,253
---------------------------------------------------------------------------------------------------------------
Total debt                                                                        261,576              277,364
Less current maturities (1)                                                        27,622               16,907
---------------------------------------------------------------------------------------------------------------
Debt classified as long-term                                                    $ 233,954            $ 260,457
===============================================================================================================

(1) Includes $15,000 at December 31, 2001 related to voluntary repayments of Senior Credit Term Loans that occurred in March 2002.

         The Company maintains a Senior Credit Facility and, pursuant to an indenture dated November 24, 1997, issued the Senior Subordinated Notes (the "Notes"). Each of the Company's subsidiaries (except for Werner Funding Corporation) has guaranteed the Senior Credit Facility and the Notes. Such guarantee of the Notes is subordinate to the guarantee of the Senior Credit Facility.

         Senior Credit Facility:

         The Senior Credit Facility was entered into on November 24, 1997 and originally consisted of $145,000 in term loan facilities; a $100,000 revolving credit facility; and a $75,000 receivables credit facility which was terminated in 1998. On July 24, 2001, the financial covenants of the Senior Credit Facility were amended effective as of June 30, 2001 to reduce the amount available under the revolving credit facility from $100,000 to $70,000 and to amend the financial covenants to reduce the minimum EBITDA requirement and to make the maximum leverage and interest coverage covenants more restrictive. Pursuant to EITF Issue 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements, additional interest expense of $716 was recorded in the quarter ended September 30, 2001 due to the accelerated amortization of the deferred financing fees associated with the reduction in the amount available under the revolving credit facility.

         Term Loan Facilities. The Term Loan Facilities consist of two tranches of term loans in an original aggregate principal amount of $145,000. The Tranche B term loans were in an original aggregate principal amount of $90,000, and the Tranche C term loans were in an original aggregate principal amount of $55,000. The Tranche B and C term loans mature on November 30, 2004 and 2005, respectively.

         A provision of the Senior Credit Facility requires that net proceeds from certain asset sales be used to reduce debt when the aggregate of such net proceeds since inception of the facility exceeds $2,000. Pursuant to this provision, $683 was used to reduce term loans during the quarter ended June 30, 2001 as a result of the sale of an investment formerly held by Manufacturers Indemnity and Insurance Company of America ("MIICA"), the Company's captive insurance company which was dissolved in 1998.

         In March 2002, the Company voluntarily repaid $15,000 of term loans, without premium or penalty, as permitted by the Senior Credit Agreement. Additional interest expense of $394 was recorded in the quarter ended March 31, 2002 due to the accelerated amortization of the deferred financing fees associated with the term loans voluntarily repaid. The Senior Credit Facility provides for the adjustment of future principal installments when voluntary payments are made. Effective December 31, 2002, Tranche B term loans are due in

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

aggregate principal amounts of $26,613 in 2003, and $49,234 in 2004, and Tranche C term loans are due in aggregate principal amounts of $488 in 2003, $488 in 2004, and $45,374 in 2005.

         Revolving Credit Facility. The Revolving Credit Facility consists of a revolving credit facility in an aggregate principal amount of $70,000 under which no amounts were borrowed at December 31, 2002 or 2001. The Company is entitled to draw amounts under the Revolving Facility for general corporate purposes and working capital requirements. The Revolving Facility includes sub-limits for letters of credit and swing line loans available on same-day notice. The Revolving Facility matures on November 30, 2003. Available borrowings under this arrangement are reduced by amounts issued under a letter of credit subfacility which totaled $21,101 and $16,359 at December 31, 2002 and 2001, respectively.

         Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (ranging from 3.41% to 3.83% and 3.66% to 4.03% at December 31, 2002 on Tranche B Term Loans and Tranche C Term Loans, respectively, and ranging from 3.88% to 5.82% and 4.13% to 6.07% at December 31, 2001 on Tranche B Term Loans and Tranche C Term Loans, respectively), and are collateralized by all of the capital stock of each of the Company's subsidiaries and substantially all of the inventory and property, plant and equipment of the Company and its subsidiaries, except for Werner Funding Corporation. The Senior Credit Facility requires an annual commitment fee of 0.25% on the average daily unused amount of the Revolving Credit Facility.

         The Notes:

         The principal amount of the Notes is $135,000 and they mature on November 15, 2007. Interest at 10% on the Notes is payable semi-annually in arrears on May 15 and November 15. The Notes are general unsecured obligations of the Company ranking subordinate in right of payment to all existing and future senior indebtedness of the Company. The Notes rank pari passu in right of payment with all other indebtedness of the Company that is subordinated to the senior indebtedness of the Company.

         The Notes were not redeemable at the Company's option prior to November 15, 2002. The Notes are redeemable at the Company's option at 105.000% during the twelve months beginning November 15, 2002, 103.333% during the twelve months beginning November 15, 2003, 101.667% during the twelve months beginning November 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount).

         Industrial Building Revenue Bonds:

         Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company's acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility. Under a lease agreement, the Company makes rental payments to the issuer in amounts sufficient to meet the debt service payments on the bonds. The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (1.9% and 2.1% at December 31, 2002 and 2001, respectively). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company's option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

         Covenants:

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Other:

         No short-term borrowings were outstanding at December 31, 2002 or 2001.

         Future minimum lease payments under capital leases are as follows:



2003                                                                                                 $ 615
2004                                                                                                   459
2005                                                                                                   266
2006                                                                                                   207
Thereafter                                                                                              28
-----------------------------------------------------------------------------------------------------------
Total minimum payments                                                                               1,575
Less amount representing interest                                                                      189
-----------------------------------------------------------------------------------------------------------
Capital lease obligations                                                                            1,386
Less current maturities                                                                                521
-----------------------------------------------------------------------------------------------------------
Long-term capital lease obligations                                                                  $ 865
===========================================================================================================

         The aggregate amount of contractually scheduled principal payments, excluding obligations under capital leases, for the five years after December 31, 2002 are $27,101, $49,722, $45,374, zero, $135,000 and $5,000 thereafter.

E. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:



                                                                                        DECEMBER 31
                                                                                   2002                 2001
                                                                        ---------------------------------------
Advertising, promotions and allowances                                           $ 11,512             $ 16,554
Payroll                                                                            11,981                8,219
Interest                                                                            2,422                2,794
Net option contract obligation liabilities                                            401                1,804
Other                                                                               7,339                6,666
---------------------------------------------------------------------------------------------------------------
Total                                                                            $ 33,655             $ 36,037
===============================================================================================================


F. SHAREHOLDERS' EQUITY

         In October 1997, the Company entered into a recapitalization agreement (the "Recapitalization Agreement") with certain affiliates of INVESTCORP S.A. ("Investcorp") and certain other international investors organized by Investcorp (collectively the "Investors"). Pursuant to the Recapitalization Agreement, on November 24, 1997, (the "Recapitalization Closing Date") the Company (a) amended and restated its Articles of Incorporation pursuant to which the Company's capital stock was reclassified, (b) redeemed for cash and the Market Participation Right (as hereinafter described) certain shares of the reclassified stock and (c) sold to the Investors shares of newly created Class C, D and E Common Stock of the Company (all of which actions together constituted the "Recapitalization"). As a result of the Recapitalization, the Pre-Recapitalization shareholders continue to own approximately 33% of the outstanding voting equity of the Company and the Investors own approximately 67% of the outstanding voting equity of the Company. The transaction was accounted for as a recapitalization and, as such, the historical basis of the Company's assets and liabilities was not affected.

         Market Participation Right - If, prior to the tenth anniversary of the Recapitalization Closing Date: (i) there is an initial underwritten public offering of at least 10% of the common equity of the Company, or the Investors sell a majority of their shares of the Company and (ii) at the time of such initial public offering or sale of shares, the Company's equity value equals or exceeds certain target values that imply significant annual compound rates

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

of return (between 20% and 40%) to the Post-Recapitalization shareholders, then those persons who have the Market Participation Right shall be entitled to receive an aggregate amount equal to up to 5% of the Company's equity value (the "Payment"). The Payment will be payable in cash, provided that the Company, in its discretion, may make up to half of the Payment in notes or similar obligations with market terms which the Company's Board of Directors in good faith believes are of equivalent value. The Payment will be treated as an equity distribution to those persons who have the Market Participation Right.

         Voting Rights - Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company ("Triggering Event"), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. This additional class of common stock with a par value of $.01 per share is authorized (131,000 shares under the Company's Articles of Incorporation), but no shares were issued or outstanding at December 31, 2002 and 2001. When issued, this class of Common Stock of the Company will have one vote per share.

         Other Arrangements - In connection with the Recapitalization, the Company entered into an agreement for management and consulting services for a five-year term with Investcorp International, Inc. ("III"), pursuant to which the Company prepaid to III $5,000 upon the consummation of the Recapitalization. This amount was amortized to expense over the five-year period ending in 2002. Effective as of November 2002, the Company and III renewed the management advisory and consulting services for an additional one-term with automatic one-year renewals thereafter. Under the agreement, the Company pays an annual fee of $1,500 to III for such services.

G. STOCK INCENTIVE PLANS

         The Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan, as amended, (the "Stock Option Plan") is administered by the Company's Board of Directors. Pursuant to the Stock Option Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company's Class C Common Stock (the "Class C Stock") through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the Stock Option Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest on the seventh anniversary of the grant date with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Stock Option Plan. The Stock Option Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Stock Option Plan. Options issued pursuant to the Stock Option Plan expire on the thirtieth day following the seventh anniversary of the grant date. A total of 8,353 shares of Class C Stock have been reserved for issuance under the Plan.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Presented below is a summary of the Stock Option Plan activity:


                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                             STOCK           EXERCISE
                                                                            OPTIONS           PRICE
                                                                  -------------------------------------
Outstanding at January 1, 2000                                                6,450       $ 2,421.29
    Granted                                                                     760       $ 2,564.18
    Exercised                                                                     -                -
    Forfeited                                                                   905       $ 2,421.29
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                              6,305       $ 2,427.75
    Granted                                                                     935       $ 2,450.00
    Exercised                                                                     -                -
    Forfeited                                                                 1,120       $ 2,457.65
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                              6,120       $ 2,436.77
    Granted                                                                     700       $ 3,000.00
    Exercised                                                                     -                -
    Forfeited                                                                   700       $ 2,425.39
-------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2002                                              6,120       $ 2,502.49
=======================================================================================================


         Stock options outstanding and exercisable as of December 31, 2002 are summarized as follows:



                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               -------------------------------------------   -----------------------------
                                                WEIGHTED      WEIGHTED                       WEIGHTED
        RANGE OF                                AVERAGE        AVERAGE                       AVERAGE
        EXERCISE                               REMAINING      EXERCISE                       EXERCISE
         PRICE                    NUMBER      CONTRACTUAL       PRICE           NUMBER        PRICE
       PER SHARE                OF SHARES     LIFE (YEARS)    PER SHARE       OF SHARES     PER SHARE
----------------------------------------------------------------------------------------------------------

  $2,421.29-$2,450.00              5,320          3.0       $ 2,425.80             735     $ 2,421.29
  $3,000.00-$3,100.00                800          6.5         3,012.50              10       3,100.00
----------------------------------------------------------------------------------------------------------
                                   6,120          3.5       $ 2,502.49             745     $ 2,430.40
==========================================================================================================

         At December 31, 2001, options were exercisable for 930 shares at a weighted average exercise price of $2,428.59. At December 31, 2000, options were exercisable for 522 shares at a weighted average exercise price of $2,421.29. During 2002 and 2001, options for 185 and 48 shares, respectively, which were exercisable by employees, were cancelled upon termination of employment.

         The Company has entered into certain Management Stock Purchase Agreements, pursuant to which certain members of the Company's management are given the opportunity to purchase shares of the Company's Class C Stock from either the Company or certain of the Investors (the "Stock Purchase Plan"). In 2002, 2001 and 2000, shares of Class C Stock purchased under the Stock Purchase Plan were 260, 60 and 1,237 shares, respectively. As required by the Stock Purchase Plan, 285, 193 and 220 shares were repurchased during 2002, 2001 and 2000, respectively, from participants who terminated employment. The Class C Stock purchased pursuant to the Stock Purchase Plan carries certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the "Stock Loan Plan") to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 2002 and 2001, notes outstanding under the Stock Loan Plan were $2,426 and $2,383, respectively. The notes are full recourse and bear interest at rates determined based on interest rates paid on the Company's third party credit arrangements and are due no later than November 24, 2004 or upon sale of the shares. All shares purchased pursuant to the terms of the Stock Loan Plan are pledged to the Company. The notes are classified as a reduction of shareholders' equity in the Company's consolidated balance sheet.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


H. INCOME TAXES

         The components of income taxes (benefit) are as follows:






                                                                    FOR THE YEARS ENDED DECEMBER 31
                                                              2002                2001               2000
                                                         -------------------------------------------------------
Current taxes:
    Federal                                                     $ 13,532            $ 5,197             $ 8,095
    State and local                                                1,492                514                 608
----------------------------------------------------------------------------------------------------------------
                                                                  15,024              5,711               8,703
Deferred taxes:
    Federal                                                        1,096              2,804                (866)
    State and local                                                  (69)               212                 409
----------------------------------------------------------------------------------------------------------------
                                                                   1,027              3,016                (457)
----------------------------------------------------------------------------------------------------------------
TOTAL                                                           $ 16,051            $ 8,727             $ 8,246
================================================================================================================


         Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:


                                                                      FOR THE YEARS ENDED DECEMBER 31
                                                              2002                2001               2000
                                                         -------------------------------------------------------
Income taxes at federal statutory rate                          $ 15,218            $ 8,499             $ 7,180
State and local income taxes, net of federal benefit                 775                469                 400
Adjustments to estimated income tax accruals                           -               (950)              1,169
Change in federal capital loss carryforward                          120                 64                (924)
Change in valuation allowance                                       (120)               (64)                924
Other, net                                                            58                709                (503)
----------------------------------------------------------------------------------------------------------------
INCOME TAXES                                                    $ 16,051            $ 8,727             $ 8,246
================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                                                          DECEMBER 31
                                                                                    2002                 2001
                                                                           ---------------------------------------
Deferred tax liabilities:
    Depreciation                                                                    $ 11,934              $ 9,387
    Estimated income tax accruals                                                      3,443                5,333
    Capitalized supplies                                                               1,964                1,979
    Other                                                                                374                  581
------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                        17,715               17,280
Deferred tax assets:
    Provision for product liability and workers' compensation claims                  17,901               16,352
    Accrued vacation                                                                   1,377                1,239
    Accrued employee retirement benefits                                               7,612                4,081
    Deferred compensation                                                              6,440                6,170
    Accrued expenses and other reserves                                                3,244                3,504
    Capital losses                                                                     2,619                2,740
    State net operating loss carryforward, net of federal benefit                        575                  575
    Other                                                                                149                  667
------------------------------------------------------------------------------------------------------------------
                                                                                      39,917               35,328
    Valuation allowance                                                               (2,619)              (2,740)
------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                             37,298               32,588
------------------------------------------------------------------------------------------------------------------
NET DEFERRED TAX ASSETS                                                             $ 19,583             $ 15,308
==================================================================================================================





         FASB Statement No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As realization of deferred tax assets relating to certain capital losses is considered uncertain, a valuation allowance has been recorded. The Company believes that it will have taxable income in future periods sufficient to fully recognize its remaining deferred tax assets.

         The Company has state net operating loss carryforwards of $5,254 and $5,109 which expire in 2008 and 2018, respectively.

I. OPERATING LEASES

         The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense amounted to $3,241, $3,690 and $5,910 for 2002, 2001 and 2000, respectively.

         Future minimum rental commitments as of December 31, 2002 for all noncancellable operating leases are as follows:


2003                                                                               $ 1,948
2004                                                                                 1,595
2005                                                                                 1,257
2006                                                                                   742
2007                                                                                   445
Thereafter                                                                           2,441
-------------------------------------------------------------------------------------------
TOTAL                                                                              $ 8,428
===========================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


J. COMMITMENTS AND CONTINGENCIES

         The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market. The three contracts are renegotiable, one each in 2003, 2004 and 2005, respectively.

         Until March 31, 1998, the Company provided insurance for its product liability and workers' compensation claims through MIICA. On March 31, 1998, the Company transferred MIICA's outstanding product and workers' compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider (the "MIICA Insurance Transfer"). Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all of MIICA's product and workers' compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75,000. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. Based on information known to date, the Company believes that the ultimate amount of such losses will not exceed $75,000.

         Letters of credit are issued to guarantee the Company's performance under certain contractual obligations. A letter of credit in the amount of $16.0 million has been issued to an insurance company to guarantee the payment of certain claims under the Company's product liability and workers' compensation programs. Repayment of principal plus certain accrued interest of the Company's outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5.1 million. Letters of credit, which have a term of one year or less, total $21.1 million at December 31, 2002. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

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

         In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action No. 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. The aspect of the case purportedly brought on behalf of Holding (PA) alleges breaches of fiduciary duty by various members of the Company's management arising out of, among other things, the issuance of restricted stock to management of the Company in 1992 and 1993. Holding (PA)'s Board of Directors referred the matter to a special committee of disinterested directors to investigate the merits of the claim and to take appropriate actions on behalf of Holding (PA). After a detailed investigation, the special committee recommended that the derivative claims not be pursued by or on behalf of Holding (PA). Accordingly, all the defendants made motions to dismiss the derivative claims. Pursuant to an amendment to the complaint filed by plaintiffs on March 29, 1999, the only remaining corporate defendant in this action is Holding (PA). Pursuant to the same amendment, the only remaining derivative claim asserted by the plaintiffs is a claim for excessive compensation, not relating to the restricted stock issuances. The aspect of the case purportedly brought on behalf of plaintiffs individually against the Company appears to arise out of the 1992 and 1993 restricted stock issuances as well as certain alleged misrepresentations by representatives of the Company. The plaintiffs seek monetary damages in an unspecified amount. In May 1999, the magistrate judge issued a report and recommendation ruling that all of the Plaintiffs' claims be dismissed. The District Court issued a Memorandum Order on August 4, 1999 granting the motion to dismiss all remaining claims against all defendants without prejudice and adopted the magistrate judge's report as the opinion of the District Court. The plaintiffs filed an appeal on September 2, 1999. On September 27, 2001, the Court of Appeals for the Third Circuit affirmed the dismissal of all claims except for a claim relating to the Company's redemption of stock from the Elizabeth Werner trust and the Anne Werner estate. The Court of Appeals has remanded the claim relating to the stock redemption to the District Court with directions to allow the plaintiffs to file a second amended complaint with respect to that claim only. On December 18, 2001, the Estate and the Trust filed an amended complaint. Count I of the complaint alleges that Holding (PA) made material misrepresentations in connection with the redemption of shares of stock held by the Trust and the Estate. The action has proceeded to the discovery phase. Management

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

believes that the ultimate resolution of this lawsuit will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

K. EMPLOYEE RETIREMENT AND BENEFIT PLANS

         The Company sponsors a non-contributory defined benefit plan that covers certain hourly and salary employees and certain other plans under which benefit accruals are frozen. Prior to December 31, 2000, the Company sponsored two non-contributory defined benefit pension plans which provided retirement benefits to substantially all employees and two unfunded non-qualified supplemental retirement plans which provided a defined pension benefit in excess of limits imposed by federal tax law to certain key employees. Effective December 31, 2000, the Company froze benefit accruals under all but one of the plans resulting in recognition of a curtailment gain of $7,905. Also effective December 31, 2000, the two non-contributory defined benefit plans were merged. Pension benefits were not affected by the merger.

         The Company sponsors postretirement life insurance plans which cover substantially all employees and postretirement health-care and other benefit plans which provide benefits to certain key employees. Effective December 31, 2000, the Company's obligation to provide certain postretirement life insurance benefits to certain key employees was settled for vested participants and eliminated for non-vested participants. As a result, the Company recognized a settlement loss of $2,034 and a curtailment gain of $448. At December 31, 2002, the remaining liability related to vested participants totals $220 and is included in Accrued Liabilities in the accompanying consolidated balance sheet. Substantially all of this liability will be paid in 2003.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:



                                                            PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                 --------------------------------------------------------------------
                                                         2002             2001              2002             2001
                                                 --------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at January 1                         $ 53,795         $ 50,182           $ 2,592          $ 2,107
Service cost                                                 750              611                59               52
Interest cost                                              3,680            3,612               175              153
Plan amendment                                               536                -                 -              336
Actuarial loss                                             3,992            2,435               202              149
Benefits paid                                             (3,237)          (3,045)             (213)            (205)
---------------------------------------------------------------------------------------------------------------------
Benefit obligation at December 31                         59,516           53,795             2,815            2,592
CHANGE IN PLAN ASSETS
Fair value of assets at January 1                         32,848           38,404                 -                -
Losses on plan assets                                     (4,253)          (3,578)                -                -
Employer contributions and accruals                          919            1,067               213              205
Benefits paid                                             (3,237)          (3,045)             (213)            (205)
---------------------------------------------------------------------------------------------------------------------
Fair value of assets at December 31                       26,277           32,848                 -                -
---------------------------------------------------------------------------------------------------------------------
FUNDED STATUS - (UNDERFUNDED)                            (33,239)         (20,947)           (2,815)          (2,592)
Unrecognized transition (asset) obligation                     -             (222)                2                3
Unrecognized prior service cost                              639              110               317              412
Unrecognized net actuarial loss                           21,331           10,789               942              689
---------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                                  $ (11,269)       $ (10,270)         $ (1,554)        $ (1,488)
=====================================================================================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS CONSIST
   OF:
   Other long-term obligations:
     Accrued employee retirement benefits              $ (11,937)       $ (12,906)         $ (1,348)        $ (1,458)
     Minimum pension liability adjustment                (21,969)         (10,817)                -                -
   Accrued liabilities                                    (1,871)               -              (206)             (30)
   Other noncurrent assets:
     Prepaid pension liability                             2,538            2,636                 -                -
     Intangible pension asset                                639              110                 -                -
   Accumulated other non-owner changes
     in equity                                            21,331           10,707                 -                -
---------------------------------------------------------------------------------------------------------------------
NET AMOUNT RECOGNIZED                                  $ (11,269)       $ (10,270)         $ (1,554)        $ (1,488)
=====================================================================================================================


         As of December 31, 2002 and 2001, the accumulated benefit obligations for all pension plans exceeded the fair value of plan assets.

         The assumed health care trend rate for 2002 is 8.0% decreasing ratably to 5.0% in the year 2010. The effect of a one percentage point increase (decrease) in the accrued health-care cost trend rate assumption would increase (decrease) the accumulated postretirement benefit obligation by $155 and ($131), respectively, at December 31, 2002. The effect on the postretirement benefit cost would not be material.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Net periodic pension and other postretirement benefit costs consist of the following components:

                                                         PENSION BENEFITS                     POSTRETIREMENT BENEFITS
                                              ------------------------------------------------------------------------------
                                                 2002         2001          2000          2002         2001         2000
                                              ------------------------------------------------------------------------------

COMPONENTS OF NET PERIODIC
    BENEFIT COST
Service cost                                     $   750      $   611       $ 1,909         $  59        $  52      $    49
Interest cost                                      3,680        3,612         4,151           175          153          196
Expected return on plan assets                    (2,696)      (3,203)       (3,420)            -            -            -
Amortization of transition obligation               (222)        (237)          (66)            -            -           35
Amortization of prior service cost                     8            8             3            19            -            -
Amortization of actuarial (gain) loss                399            -           (84)           26           24           13
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost                          1,919          791         2,493           279          229          293
Curtailment and settlement (gain) loss                 -            -        (7,905)            -            -        1,586
----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost including
    curtailment and settlement (gain) loss       $ 1,919      $   791       $(5,412)        $ 279        $ 229      $ 1,879
============================================================================================================================

WEIGHTED AVERAGE ASSUMPTIONS AS
    OF DECEMBER 31
    Discount rate                                  6.50%        7.00%         7.50%         6.50%        7.00%        7.50%
    Expected return on plan assets                 8.50%        8.50%         8.50%          N/A          N/A          N/A
    Rate of compensation increase                   N/A          N/A          5.00%          N/A          N/A          N/A



         The benefit curtailment and settlement gains, net of $6,104 reflected in the consolidated statement of income for year 2000 includes associated professional fees of $215.

         The Company also sponsors a defined contribution plan which covers substantially all of its employees. For certain employees covered by a collective bargaining agreement, contributions are based on negotiated rates and hours worked; for others, contributions are based on a percentage of employees' contributions and, effective January 1, 2001, were increased based on a combination of the participant's age and length of service. The expense related to these plans was $2,754, $2,774 and $1,485 in 2002, 2001 and 2000, respectively.

         The Company also participates in various multi-employer plans pursuant to collective bargaining agreements. In connection with these plans, the Company contributed and charged to expense $425, $441, and $392 in 2002, 2001, and 2000, respectively.

         The Company has employment contracts with several key employees the most significant of which is the contract with the Company's chief executive officer that provides for deferred incentive compensation associated with a deferred stock plan and retention incentive compensation.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



L. OTHER INCOME (EXPENSE), NET

         Other income (expense), net is comprised of the following:



                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                    2002             2001            2000
                                                                ----------------------------------------------
Accounts receivable securitization expense                            $ (607)        $ (1,289)       $ (1,919)
Investment income (losses) related to MIICA investments                  187              627          (1,163)
Miscellaneous income (expense), net                                      744            1,603             859
--------------------------------------------------------------------------------------------------------------
Total                                                                 $  324         $    941        $ (2,223)
==============================================================================================================


         Prior to December 31, 2000, the Company participated in a group credit arrangement related to certain employee insurance coverage whereby the group collectively provided the insurer with credit assurance through letters of credit issued by the participants. The Company was contingently liable up to the amount of its letters of credit totaling $1,362 which were issued under the credit arrangement. As a result of non-performance by one of the other participants, the total amount of the Company's letters of credit were drawn upon by the issuer in January 2001. The credit loss is included in Miscellaneous income (expense), net in year 2000.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

M. SEGMENT INFORMATION

         The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating earnings. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.



                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                               2002                2001                2000
                                                          --------------------------------------------------------
NET SALES
Climbing Products                                               $ 444,336           $ 456,515           $ 442,772
Extruded Products                                                  76,068              79,170             102,454
------------------------------------------------------------------------------------------------------------------
                                                                $ 520,404           $ 535,685           $ 545,226
==================================================================================================================
OPERATING PROFIT (LOSS)
Climbing Products                                               $  65,895           $  53,115           $  46,134
Extruded Products                                                     354                 (27)              6,853
Corporate & Other                                                  (1,622)             (3,599)             (2,363)
------------------------------------------------------------------------------------------------------------------
                                                                $  64,627           $  49,489           $  50,624
==================================================================================================================
DEPRECIATION AND AMORTIZATION
Climbing Products                                               $  13,237           $  12,011           $  10,342
Extruded Products                                                   1,687               1,519               1,325
Corporate & Other                                                   3,752               4,425               3,824
------------------------------------------------------------------------------------------------------------------
                                                                $  18,676           $  17,955           $  15,491
==================================================================================================================
IDENTIFIABLE ASSETS
Climbing Products                                               $ 214,434           $ 201,559           $ 198,151
Extruded Products                                                  40,539              37,926              39,859
Corporate & Other                                                  43,270              45,524              31,864
------------------------------------------------------------------------------------------------------------------
                                                                $ 298,243           $ 285,009           $ 269,874
==================================================================================================================
CAPITAL EXPENDITURES
Climbing Products                                               $   5,772           $  10,422           $  11,009
Extruded Products                                                   1,341               3,039               1,250
Corporate & Other                                                   4,940               5,941              14,486
------------------------------------------------------------------------------------------------------------------
                                                                $  12,053           $  19,402           $  26,745
==================================================================================================================


         Operating profit (loss) for Corporate & Other includes Recapitalization expense amortization and various corporate expenses not allocated to the reportable segments and eliminations. "Other income (expense), net" reflected in the consolidated statements of income is also not allocated to the reportable segments. Operating profit for the year 2002 for the Climbing Products and Extruded Products segments includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer. Operating profit for the year 2000 for the Climbing Products and Extruded Products segments includes the impact of benefit plan curtailment and settlement gains of $4,881 and $1,223, respectively, - see Note
K. Operating profit for the Climbing Products segment for 2000 also includes the impact of a $1,093 charge related to plant shutdown costs - see Note P.

         Climbing Products net sales to two significant customers individually exceeded 10% of the Company's total net sales in 2002, 2001 and 2000 as follows:
31% and 18%, 32% and 16%, and 24% and 14% of net sales, respectively. No customer included in the Extruded Products segment accounted for more than 10% of the Company's net sales in those years.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




         Revenues included in the consolidated financial statements of the Company are primarily derived from customers domiciled in the United States. Substantially all of the Company's long-lived assets are located in the United States.

N. SALE OF ACCOUNTS RECEIVABLE

         The Company maintains a Receivables Purchase Agreement (the "Receivables Purchase Agreement") with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. Under the Receivables Purchase Agreement, which will expire in May 2003, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation ("Funding"), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates, therefore no servicing asset or liability has been recorded.

         As of December 31, 2002 and 2001 the Company had transferred, on a recurring basis, $78,765 and $76,469 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $58,704 and $56,382, respectively. In accordance with the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying consolidated statements of income in Other income (expense), net. These costs totaled $607, $1,289 and $1,919 in 2002, 2001 and 2000, respectively. The interest rates on the purchased interests at December 31, 2002 and 2001 were 1.40% and 1.96%, respectively. As of December 31, 2002, $21,500 was available but unused under the Receivables Purchase Agreement.

         The key economic assumptions used to measure the undivided interest at the date of the securitization for securitizations completed in 2002 were a discount rate of 2.02% and an estimated life of approximately two months. At December 31, 2002 an immediate adverse change in the discount rate or estimated life of 10% and 20% would not result in a significant reduction in the fair value of the undivided interest. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

         The accompanying consolidated balance sheets at December 31, 2002 and 2001 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

O. OTHER LONG-TERM OBLIGATIONS

         Other long-term obligations are comprised of the following:


                                                                                        DECEMBER 31
                                                                                  2002                  2001
                                                                        ----------------------------------------
Accrued employee retirement benefits                                             $ 13,284              $ 14,364
Minimum pension liability adjustment                                               21,969                10,817
Deferred incentive compensation                                                     4,579                 3,792
Other                                                                               1,127                 1,375
----------------------------------------------------------------------------------------------------------------
Total                                                                            $ 40,959              $ 30,348
================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


P. PLANT SHUTDOWN RESERVE

         During the quarter ended June 30, 2000, the Company recorded plant shutdown costs of $1,400 associated with a plan to improve efficiency and reduce overall manufacturing and distribution costs by closing its Goshen, Indiana and Swainsboro, Georgia facilities. During the quarter ended December 31, 2000, the charge was reduced by $307 to $1,093 due to reopening a portion of the Swainsboro, Georgia facility. The plan reflected the elimination of approximately 240 jobs primarily in manufacturing functions. The affected employees were paid severance, vacation and other benefits totaling approximately $372. Plant shutdown costs also include other estimated exit costs of $721, including continuing lease payments, security and other costs applicable to the leased facilities through the end of the respective non-cancelable lease periods. During the fourth quarter of 2001, the estimate of other exit costs was reduced by $148 from $721 to $573 and were paid as of Janaury 31, 2002.

Q. SUPPLEMENTAL GUARANTOR INFORMATION

         As discussed in Note D, the Company's debt includes borrowings under the Senior Credit Facility and the Notes. The issuer of the debt is Werner Holding Co. (DE), Inc. (the "Issuer"). Werner Holding Co. (PA), Inc. (the "Parent Company") has provided a full, unconditional, joint and several guaranty of the Issuer's obligation under the Senior Credit Facility and the Notes. In addition, the Issuer's wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the "Guarantor Subsidiaries") have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

         Following is condensed consolidated financial information for the Parent Company, the Issuer, the Guarantor Subsidiaries and Werner Funding Corporation (the "Non-Guarantor Subsidiary"). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

         Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investment in subsidiaries and intercompany balances and transactions have been eliminated. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                      -----------------------------------------------------------------------------------------
                                                                      COMBINED         NON-
                                         PARENT                      GUARANTOR      GUARANTOR
                                        COMPANY        ISSUER       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                      -----------------------------------------------------------------------------------------
DECEMBER 31, 2002
ASSETS
   Current assets:
   Accounts receivable                   $       -      $       -       $       -      $ 54,219      $       -       $  54,219
   Inventories, net                              -              -          52,530             -              -          52,530
   Other current assets                        127            280          45,356             6              -          45,769
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                     127            280          97,886        54,225              -         152,518
Property, plant and equipment, net               -              1         112,415             -              -         112,416
Investment in subsidiaries                (114,826)       (87,728)          7,656             -        194,898               -
Other assets                                     -              5          33,294            10              -          33,309
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                       $(114,699)     $ (87,442)      $ 251,251      $ 54,235      $ 194,898       $ 298,243
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Other current liabilities             $    (899)     $  32,344        $ 46,186        $ (181)           $ -        $ 77,450
   Intercompany payable (receivable)       (11,475)      (233,049)        197,764        46,760              -               -
-------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities            (12,374)      (200,705)        243,950        46,579              -          77,450
Long-term debt                                   -        228,089           5,865             -              -         233,954
Other long-term liabilities                      -              -          89,164             -              -          89,164
      Total equity (deficit)              (102,325)      (114,826)        (87,728)        7,656        194,898        (102,325)
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT)                       $(114,699)     $ (87,442)      $ 251,251      $ 54,235      $ 194,898       $ 298,243
===============================================================================================================================

DECEMBER 31, 2001
ASSETS
   Current assets:
   Accounts receivable                   $       -            $ -       $       -      $ 54,250      $       -       $  54,250
   Inventories, net                              -              -          52,916             -              -          52,916
   Other current assets                        344            188          31,739             9              -          32,280
-------------------------------------------------------------------------------------------------------------------------------
      Total current assets                     344            188          84,655        54,259              -         139,446
Property, plant and equipment, net               -              2         111,927             -              -         111,929
Investment in subsidiaries                (135,881)      (110,862)          7,576             -        239,167               -
Other assets                                     5          1,503          32,026           100              -          33,634
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                       $(135,532)     $(109,169)      $ 236,184      $ 54,359      $ 239,167       $ 285,009
===============================================================================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Other current liabilities             $    (791)     $  23,419       $  51,438        $ (108)           $ -       $  73,958
   Intercompany payable (receivable)       (10,918)      (251,375)        215,401        46,892              -               -
-------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities            (11,709)      (227,956)        266,839        46,784              -          73,958
Long-term debt                                   -        254,668           5,789             -              -         260,457
Other long-term liabilities                      -              -          74,417             -              -          74,417
      Total equity (deficit)              (123,823)      (135,881)       (110,861)        7,575        239,167        (123,823)
-------------------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND EQUITY
         (DEFICIT)                       $(135,532)     $(109,169)      $ 236,184      $ 54,359      $ 239,167       $ 285,009
===============================================================================================================================


                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                     SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       ---------------------------------------------------------------------------------------
                                                                      COMBINED         NON-
                                          PARENT                     GUARANTOR      GUARANTOR
                                         COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                       ---------------------------------------------------------------------------------------
FOR THE YEAR ENDED
DECEMBER 31, 2002
    Net sales                             $      -      $      -       $ 520,404       $     -      $       -      $ 520,404
    Cost of sales                                -             -         343,795             -              -        343,795
    -------------------------------------------------------------------------------------------------------------------------
    Gross profit                                 -             -         176,609             -              -        176,609
    Selling, general and administrative
       expenses                                  4             5         111,973             -              -        111,982
    -------------------------------------------------------------------------------------------------------------------------
    Operating (loss) profit                     (4)           (5)         64,636             -              -         64,627
    Other(expense) income, net              26,988        28,581          (2,465)        3,115        (55,895)           324
    Interest income (expense)                  831        (2,796)        (16,517)       (2,990)             -        (21,472)
    -------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes
       (benefit)                            27,815        25,780          45,654           125        (55,895)        43,479
    Income taxes (benefit)                     387        (1,103)         16,723            44              -         16,051
    -------------------------------------------------------------------------------------------------------------------------
       NET INCOME                         $ 27,428      $ 26,883       $  28,931       $    81      $ (55,895)     $  27,428
    =========================================================================================================================

FOR THE YEAR ENDED
DECEMBER 31, 2001
    Net sales                                  $ -           $ -       $ 535,685       $     -            $ -      $ 535,685
    Cost of sales                                -             -         379,161             -              -        379,161
    -------------------------------------------------------------------------------------------------------------------------
    Gross profit                                 -             -         156,524             -              -        156,524
    Selling, general and administrative
       expenses                                 12            51         107,120             -              -        107,183
    Plant shutdown costs                         -             -            (148)            -              -           (148)
    -------------------------------------------------------------------------------------------------------------------------
    Operating (loss) profit                    (12)          (51)         49,552             -              -         49,489
    Other(expense) income, net              15,029        15,838          (3,072)        4,670        (31,524)           941
    Interest income (expense)                1,039        (1,676)        (21,548)       (3,963)             -        (26,148)
    -------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes
       (benefit)                            16,056        14,111          24,932           707        (31,524)        24,282
    Income taxes (benefit)                     501          (737)          8,716           247              -          8,727
    -------------------------------------------------------------------------------------------------------------------------
       NET INCOME                         $ 15,555      $ 14,848       $  16,216       $   460      $ (31,524)     $  15,555
    =========================================================================================================================

FOR THE YEAR ENDED
DECEMBER 31, 2000
    Net sales                             $      -      $      -       $ 545,226       $     -      $       -      $ 545,226
    Cost of sales                                -             -         384,478             -              -        384,478
    -------------------------------------------------------------------------------------------------------------------------
    Gross profit                                 -             -         160,748             -              -        160,748
    Selling, general and administrative
       expenses                                 20            46         115,069             -              -        115,135
    Benefit plan curtailment and
       settlement gains, net                     -             -          (6,104)            -              -         (6,104)
    Plant shutdown costs                         -             -           1,093             -              -          1,093
    -------------------------------------------------------------------------------------------------------------------------
    Operating (loss) profit                    (20)          (46)         50,690             -              -         50,624
    Other(expense) income, net              11,849        12,866          (5,143)        6,640        (28,435)        (2,223)
    Interest income (expense)                1,034        (3,625)        (20,824)       (4,472)             -        (27,887)
    -------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes
       (benefit)                            12,863         9,195          24,723         2,168        (28,435)        20,514
    Income taxes (benefit)                     595        (2,234)          9,146           739              -          8,246
    -------------------------------------------------------------------------------------------------------------------------
       NET INCOME                         $ 12,268      $ 11,429       $  15,577       $ 1,429      $ (28,435)     $  12,268
    =========================================================================================================================


                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                        ----------------------------------------------------------------------------
                                                                        COMBINED           NON-
                                           PARENT                       GUARANTOR        GUARANTOR
                                           COMPANY        ISSUER      SUBSIDIARIES      SUBSIDIARY    CONSOLIDATED
                                        ----------------------------------------------------------------------------
FOR THE YEAR ENDED
DECEMBER 31, 2002
    Net cash from operating activities          $ 675       $ (2,213)      $ 43,303           $ (2)      $ 41,763
    Net cash from investing activities           (557)        18,535        (29,822)             -        (11,844)
    Net cash from financing activities           (118)       (16,325)          (788)             -        (17,231)
    ----------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash
       and cash equivalents                         -             (3)        12,693             (2)        12,688
    Cash and cash equivalents at
       beginning of year                            -              4         30,465              4         30,473
    ----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at
       end of year                                $ -       $      1       $ 43,158           $  2       $ 43,161
    ================================================================================================================

FOR THE YEAR ENDED
DECEMBER 31, 2001
    Net cash from operating activities         $  327       $ (2,284)      $ 46,100           $  3       $ 44,146
    Net cash from investing activities            (86)         4,394        (20,290)             -        (15,982)
    Net cash from financing activities           (241)        (2,128)          (840)             -         (3,209)
    ----------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash
       and cash equivalents                         -            (18)        24,970              3         24,955
    Cash and cash equivalents at
       beginning of year                            -             22          5,495              1          5,518
    ----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at
       end of year                             $    -       $      4       $ 30,465           $  4       $ 30,473
    ================================================================================================================

FOR THE YEAR ENDED
DECEMBER 31, 2000
    Net cash from operating activities         $ (300)      $  2,954       $ 31,982           $ (6)      $ 34,630
    Net cash from investing activities            207         (1,899)       (25,006)             -        (26,698)
    Net cash from financing activities             93         (1,450)        (1,923)             -         (3,280)
    ----------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash
       and cash equivalents                         -           (395)         5,053             (6)         4,652
    Cash and cash equivalents at
       beginning of year                            -            417            442              7            866
    ----------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at
       end of year                             $    -       $     22       $  5,495           $  1       $  5,518
    ================================================================================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth the name, age and principal position of each of the directors of Holding (PA), Holding (DE) and the executive officers of the Company. The individuals who constitute the Board of Directors of Holding
(PA) also constitute the Board of Directors of Holding (DE) except as noted below.

         Each director of Holding (PA) and Holding (DE) will hold office until the next annual meeting of shareholders of Holding (PA) and Holding (DE), respectively, or until his successor has been elected and qualified. Officers of the Company are appointed by the respective Boards of Directors of Holding (PA) and its subsidiaries and serve at the discretion of such Boards, subject to any applicable employment agreements.


NAME                         AGE      POSITION(S)
----                         ---      -----------

Donald M. Werner             69       Chairman of the Board of Directors
Michael E. Werner            43       Vice Chairman of the Board of Directors (1)
Dennis G. Heiner             59       President and Chief Executive Officer, Director
Steven R. Bentson            53       Vice President, Manufacturing
John J. Fiumefreddo          48       Vice President, Engineering and New Product Development
Larry V. Friend              56       Vice President, Chief Financial Officer and Treasurer
Edward W. Gericke            45       Senior Vice President, Sales
Peter R. O'Coin              55       Senior Vice President, Operations
Eric J. Werner               40       Vice President, Secretary and General Counsel
Mamoun Askari                39       Director
James O. Egan                54       Director
James F. Hardymon            68       Director (1)
Charles K. Marquis           60       Director
Dana R. Snyder               55       Director (1)
Howard L. Solot              65       Director
Christopher J. Stadler       38       Director
Thomas J. Sullivan           40       Director
Stephen Tempini              43       Director

(1)      Director of Holding (PA) only.

         Donald M. Werner served as President and Chief Executive Officer of Holding (PA) from May 1997 until his retirement in January 2000. From 1995 to 1997, Mr. Werner was President of Werner Ladder Co. Prior to 1995, Mr. Werner served in various positions with the Company including Sales Manager, Vice President-Marketing and Senior Vice President-Corporate Sales and Marketing. Mr. Werner also holds various directorships at subsidiaries of Holding (PA). Mr. Werner served as Chairman of the American Hardware Manufacturers Association and served on the boards of directors of the Scaffolding Industry Association and the Hardware Group Association. Mr. Werner is the father of Eric J. Werner, the uncle of Michael E. Werner and the cousin of Howard L. Solot.

         Michael E. Werner was appointed Vice Chairman of the Board of Directors in January 2001. Mr. Werner is the President and Chief Executive Officer of Globe Union Group, Inc. and an officer and director of various Globe Union affiliates since August 2002. Prior to that, Mr. Werner served as Managing Partner of Generation Capital Partners I, LLC, a private equity investment firm beginning November 2001. Previously, he served as President of the Company's Werner Ladder Co. business unit from 1997 until January 2001. Mr. Werner joined the Company in 1988 and has held several positions including Vice President-National Accounts and Vice President-Sales & Marketing. Mr. Werner is the nephew of Donald M. Werner and the cousin of Eric J. Werner.

         Dennis G. Heiner has served as President and Chief Executive Officer of Holding (PA) since January 1, 2000 and Holding (DE) and Werner since June 1999. Prior to joining the Company, Mr. Heiner served as Executive Vice President of Black & Decker Corporation since 1989 and was its President-Hardware & Building

Products Group Worldwide from 1998 to 1999. Mr. Heiner was President-Security Hardware Worldwide from 1992 to 1998, President-Household Products Worldwide from 1986 to 1992 and Group Vice President-U.S. Household Products from 1985 to 1986. Prior to Black & Decker, Mr. Heiner served as Division President for Beatrice Companies Inc. Window Coverings Division and as Vice President-Finance and then President for their Del Mar Window Coverings Division. Mr. Heiner holds various directorships and officerships at subsidiaries of Holding (PA) and is a director of Franklin Covey Co.

         Steven R. Bentson has served as Vice President, Manufacturing of the Company since July 2001. From 1992 through 2000, he was employed by Pentair Inc. where he served as Vice President-Operations for Porter-Cable, President of Century Manufacturing and President of DeVilbiss Air Power Company. Mr. Bentson was employed by Black & Decker from 1979 through 1992 serving in both engineering and operations management positions including Plant Manager of the Outdoor Products Plant and Superintendent of the Professional Power Tool Plant.

         John J. Fiumefreddo joined the Company as Vice President, Engineering and New Product Development in July 2002. Prior to joining the Company, Mr. Fiumefreddo was employed at Black & Decker from 1997 through 2002 where he held the positions of Vice Presiden-Engineering, Vice President-Product Planning & Development and Vice President-Strategic Manufacturing Operations. From 1987 through 1997, Mr. Fiumefreddo was Director of Engineering with Kohler Co.

         Larry V. Friend was appointed Vice President, Chief Financial Officer and Treasurer in January 2001. He joined the Company in April 1999 as Vice President and Controller and was appointed Vice President-Finance in June 2000. Mr. Friend also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Friend was an independent financial consultant in 1998 and 1999. During 1996 and 1997, he served as President and CEO of the North and Central American operations of Ceramicas Industriales, S. A. Mr. Friend was Vice President and Chief Financial Officer of Universal Rundle Corporation from 1990 until 1996 and held Vice President, Controller and other finance positions at National Forge Company from 1982 until 1990. Between 1968 and 1981, Mr. Friend was employed by Price Waterhouse (now PricewaterhouseCoopers LLP).

         Edward W. Gericke was appointed Senior Vice President, Sales for Werner Ladder Co. in January 2001. He joined the Company in January 1998 as Vice President, Sales. Prior to joining the Company, Mr. Gericke was employed by Huffy/True Temper from May 1987 to January 1998 where he held multiple positions in sales, marketing and operations; the most recent of which was Vice President, Sales and Marketing.

         Peter R. O'Coin was appointed Senior Vice President, Operations in March 2002. Mr. O'Coin also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, he was President and Chief Executive Officer of West American Rubber Company from 2000 to 2001. From 1993 to 1999, Mr. O'Coin was Vice President, Manufacturing of Kwikset Corporation, a division of Black & Decker. Prior to that, Mr. O'Coin held various positions at General Electric Company, the most recent of which was General Manager of General Electric Lighting.

         Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Vice President of the Company since 1999 and General Counsel of the Company since 1993. Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner was an associate at the law firm of O'Connor, Broude, Snyder and Aronson. Mr. Werner is the son of Donald M. Werner and the cousin of Michael E. Werner.

         Mamoun Askari became a director of Holding (PA) in June 2000. Mr. Askari has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since September 1990. Prior to joining Investcorp, Mr. Askari was an Associate with Deloitte, Haskins & Sells (now Deloitte & Touche LLP).

         James O. Egan has served as director of Holding (PA) since May 1999. Mr. Egan has been an executive officer of Investcorp or one of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. Prior to that, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International from May 1996 to September 1997. Prior to that, Mr.
Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation and Jostens, Inc.

         James F. Hardymon became a director of Holding (PA) in May 2001. Mr. Hardymon was an executive with Textron, Inc. for ten years and retired as Chairman and Chief Executive Officer in 1999. Prior to that, Mr. Hardymon was employed by Emerson Electric Company for 28 years and held various positions including Vice Chairman, Chief Operating Officer, President and director. Mr. Hardymon is a director of Air Products and Chemicals, Inc., Lexmark International, Inc., Circuit City Stores, Inc., Schneider Electric, S.A., American Standard Companies, Inc. and Championship Auto Racing Teams, Inc. Mr. Hardymon is a member of the advisory board of Investcorp and Proudfoot Consulting Company.

         Charles K. Marquis has served as director of Holding (PA) since May 1999. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly-owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher, LLP. Mr. Marquis is a director of CSK Auto Corporation, Jostens, Inc. and Tiffany & Co.

         Dana R. Snyder has served as a director of Holding (PA) since May 2002. Mr. Snyder was an executive with Ply Gem Industries, Inc. for two years and retired as President, Chief Operating Officer and director in 1997. Prior to that, Mr. Snyder was employed for six years by The Stolle Corporation, a subsidiary of Alcoa Inc., and held various positions including President of Alcoa Construction Products Group. From 1986 to 1989 Mr. Snyder served as President of the wood products group of Kusan, Inc.

         Howard L. Solot has served as director of Holding (PA) since 1974. He has served as Executive Vice President and Chief Operating Officer of Holding
(PA) from 1995 until his retirement in March of 1999. He joined the Company in 1959 and has held various planning, systems, engineering and manufacturing related positions, including Plant Manager, Division General Manager, Vice President-Engineering and Corporate Planning and Senior Vice President-Manufacturing. Mr. Solot also holds various director positions at subsidiaries of Holding (PA). Mr. Solot served as a member of the board of directors of the Aluminum Extruders Council. Mr. Solot is the cousin of Donald
M. Werner.

         Christopher J. Stadler has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of CSK Auto Corporation, US Unwired and Saks Incorporated.

         Thomas J. Sullivan has served as director of Holding (PA) since July 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.). Mr. Sullivan is a director of US Unwired.

         Stephen Tempini became a director of Holding (PA) in January 2002. Mr. Tempini has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 2001. Prior to joining Investcorp, Mr. Tempini was Senior Vice President of Proxicom, Inc. from 1998 to 2000 (later acquired by Data Dimensions Holdings plc). Mr. Tempini was First Vice President and Senior Director of Merrill Lynch from 1995 to 1998 and the Manager of Emerging Technology at General Electric Company from 1991 to 1995.

DIRECTOR COMPENSATION

         Neither Holding (PA) nor Holding (DE) pays any remuneration to executives of Investcorp or any additional remuneration to its employees for serving as directors. Directors who are not employees of Holding (PA), Holding
(DE) or Investcorp receive an annual retainer fee in the amount of $10,000 plus $10,000 for attending each committee meeting subject to an annual maximum of $50,000 per director. All directors are reimbursed for any expenses incurred in attending meetings.

SHAREHOLDER RIGHTS AGREEMENT

         Pursuant to the Shareholder Rights Agreement entered into in November 1997, (i) Class D Investors have a right to designate at least a majority of Holding (PA)'s Board, (ii) the Chief Executive Officer of Holding (PA) shall be a director, and, (iii) the Management Shareholders (Donald M. Werner, Howard L. Solot, Michael E. Werner, Eric J. Werner, Michael J. Solot, Craig R. Werner and Bruce D. Werner, who were active in the management of the Company at the time, collectively, the "Management Shareholders") are entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors minus one. See "Certain Relationships and Related Transactions - Agreements with Certain Shareholders and Directors - Shareholder Rights Agreement."

ITEM 11. EXECUTIVE COMPENSATION.

         Summary Compensation Table

         The following table sets forth information concerning annual and long-term compensation for the last three fiscal years awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the "Named Executive Officers"). The current compensation arrangements for certain of these officers are described in "Employment Arrangements" below.


                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                                                                            ----------------------------
                                                                                                           SECURITIES
                                                                                              DEFERRED     UNDERLYING
          NAME AND PRINCIPAL                                                 OTHER ANNUAL      STOCK      OPTIONS/SARS
               POSITIONS                  YEAR      SALARY        BONUS       COMPENSATION   UNITS ($)      (SHARES)
------------------------------------------------------------------------------------------------------------------------
Dennis G. Heiner (1)                       2002      $543,265      $715,000       $470,012           $ -       $ -
    President, Chief                       2001       525,000       350,000        450,506             -         -
    Executive Officer                      2000       525,000             -        392,801             -         -

 Steven R. Bentson (2)                     2002       243,269       225,000         21,791             -         -
    Vice President, Manufacturing          2001       103,846        65,000         10,585             -       200
    since July 2001

Larry V. Friend (3)                        2002       217,307       190,000         27,399             -         -
    Vice President,                        2001       199,123        80,000         21,426             -       100
    Chief Financial Officer                2000       167,015        25,000         48,998             -         -
    and Treasurer

Peter R. O'Coin (4)                        2002       218,320       230,000         77,853             -       450
    Senior Vice President,
    Operations since March 2002

Eric J. Werner (5)                         2002       199,385       193,000         35,269             -         -
    Vice President, Secretary              2001       197,577       120,000         39,753             -         -
    and General Counsel                    2000       191,000        60,000         23,259             -         -


(1) The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $8,734, $10,966 and $6,350 in respect of life insurance premiums paid by the Company in 2002, 2001 and 2000, respectively, $27,163 and $26,250 in respect of Company contributions made under the 401(k) Plan in 2002 and 2001, respectively, $8,391, $9,187 and $13,143 of imputed income arising from the personal use of a Company provided automobile in 2002, 2001 and 2000, respectively, and retention incentive compensation as set forth in his employment contract of $425,724, $404,103 and $373,308 in 2002, 2001 and
    2000, respectively.

(2) The amount shown for Mr. Bentson under Other Annual Compensation reflects payments of $1,350 and $582 in respect of life insurance premiums paid by the Company in 2002 and 2001, respectively, $14,159 and $5,885 in respect of Company contributions made under the 401(k) Plan in 2002 and 2001, respectively, $6,282 and $1,418 of imputed income arising from the personal use of a Company provided automobile in 2002 and 2001, respectively, and $2,700 for moving expenses in 2001.

(3) The amount shown for Mr. Friend under Other Annual Compensation reflects payments of $2,525, $2,103 and $955 in respect of life insurance premiums paid by the Company in 2002, 2001 and 2000, respectively, $14,494, $12,323 and $1,002 in respect of Company contributions made under the 401(k) Plan in 2002, 2001 and 2000, respectively, $10,380, $7,000 and $8,349 of imputed income arising from the personal use of a Company provided automobile in 2002, 2001 and 2000, respectively, and $38,692 for moving expenses in 2000.

(4) The amount shown for Mr. O'Coin under Other Annual Compensation reflects payments of $2,659 in respect of life insurance premiums paid by the Company in 2002, $11,906 in respect of Company contributions made under the 401(k) Plan in 2002, $7,004 of imputed income arising from the personal use of a Company provided automobile in 2002, and $56,284 for moving expenses in 2002.

(5) The amount shown for Mr. Werner under Other Annual Compensation reflects payments of $7,547, $14,483 and $448 in respect of life insurance premiums paid by the Company in 2002, 2001 and 2000, respectively, $11,963, $11,855 and $3,820 in respect of Company contributions made under the 401(k) Plan in 2002, 2001 and 2000, respectively, $4,825, $3,850 and $3,567 in respect of accruals under postretirement benefit plans in 2002, 2001 and 2000, respectively, $8,572, $7,203 and $8,310 of imputed income arising from the personal use of a Company provided automobile in 2002, 2001 and 2000, respectively, and $2,362, $2,362 and $7,114 of financial planning services in 2002, 2001 and 2000, respectively.

EMPLOYMENT ARRANGEMENTS

         In November 1997, Holding (PA) entered into a three-year employment agreement with Eric J. Werner which was renewed for another three-year term in December 2000. In April 1999, the Company entered into a three-year employment agreement with Larry V. Friend which was amended in October 2001 to extend the term for an additional three and one-half years. In June 1999, the Company entered into a five and one-half year employment agreement with Dennis G. Heiner. In July 2001, the Company entered into a three-year employment agreement with Steven R. Bentson. In March 2002, the Company entered into a three-year employment agreement with Peter R. O'Coin. The employment agreements for all of these officers are collectively referred to as the "Employment Agreements." The Employment Agreements provide for a base annual salary in the following amounts:
$525,000 for Dennis G. Heiner, $225,000 for Steven R. Bentson, $160,000 for Larry V. Friend, $275,000 for Peter R. O'Coin, and $183,000 for Eric J. Werner. In addition to such executive's salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis
G. Heiner, 60% of annual salary for Steven R. Bentson, 40% of annual salary for Larry V. Friend, 65% for Peter R. O'Coin, and 60% of annual salary for Eric J. Werner. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company's Board of Directors. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000, plus interest on amounts unpaid, contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. Under the Employment Agreements, Holding (PA) may only terminate such executives' employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner, if an executive's employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months' base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive's employee benefits for 12 months. With respect to Dennis G. Heiner, if Mr. Heiner's employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Heiner a lump sum equal to the sum of $1,050,000 and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of 24 months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define "cause" as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. "Good reason" is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation.

MANAGEMENT STOCK INCENTIVE PLAN

         In November 1997, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. From December 1998 through October 2002 the Company issued options representing approximately 13% of the outstanding post-Recapitalization common stock to certain members of senior management, including certain of the Named Executive Officers. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee's employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).



                                          OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                     NUMBER OF        % OF TOTAL
                                    SECURITIES       OPTIONS/SARS
                                    UNDERLYING        GRANTED TO                                              GRANT
                                    OPTION/SAR        EMPLOYEES          EXERCISE        EXPIRATION           DATE
NAME                                  GRANTED       IN FISCAL YEAR        PRICE             DATE            VALUE (1)
-------------------------------------------------------------------------------------------------------------------------
Peter R. O'Coin                         450             64.3%           $ 3,000.00      Aug. 15, 2009          $ 363,011

(1) For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model. See Notes B and G to the Company's Consolidated Financial Statements.






               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTIONS/SAR VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED IN-
                                                                 OPTIONS/SARS               THE-MONEY OPTIONS/SARS
                           SHARES                            AT FISCAL YEAR END            AT FISCAL YEAR END ($)
                         ACQUIRED ON      VALUE        --------------------------------------------------------------------
NAME                     EXERCISE (#)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
Dennis G. Heiner             -              -              375              875         $ 217,016        $ 506,371
Steven R. Bentson            -              -                -              200                 -          110,000
Larry V. Friend              -              -               38              187            21,991          105,348
Peter R. O'Coin              -              -                -              450                 -                -
Eric J. Werner               -              -                -              300                 -          173,613


         In November 1997, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into certain stock purchase agreements between management participants and the Investors (the "Loan Participants"). Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company's effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) negotiates with each Loan Participant the amount of principal to be paid from such Loan Participant's annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of $780,000, $147,000 and $3,019,000 were purchased in 2002, 2001 and 2000, respectively, pursuant to the Stock Loan Plan and management stock purchase agreements.

DEFERRED STOCK PLAN

         Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the "Deferred Stock Plan"). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the "Committee"). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the "Participant") is given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant's deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company's Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner is entitled to receive 1,033 Stock Units pursuant to his employment agreement. Such Stock Units will be vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognizes the related compensation expense over the three-year vesting period. In 2002, 2001 and 2000, the Company recognized $366,000, $840,000 and $840,000, respectively, of compensation expense related to Mr. Heiner's Stock Units.

PENSION PLANS

         The benefits for all salaried employees under the Retirement Plan for Employees of Werner Holding Co. (DE), Inc. (the "Retirement Plan"), a funded, tax-qualified defined benefit pension plan, and for certain stated executives under the Werner Holding Co. (DE), Inc. Supplemental Pension Plan A and/or the Werner Holding Co. (DE), Inc. Supplemental Pension Plan B (the "Supplemental Pension Plans") were frozen as of December 31, 2000. Effective January 1, 2001, Company contributions under the 401(k) Plan were increased. No further benefits will accrue under the Retirement Plan or the Supplemental Pension Plans for service after December 31, 2000. The following table shows the annual benefits accrued as of December 31, 2000 for each of the Named Executive Officers. These amounts would be payable at age 65.




                                                    SUPPLEMENTAL
                                 RETIREMENT          PENSION
             NAME                   PLAN               PLAN             TOTAL
----------------------------    --------------    ---------------   ---------------
Dennis G. Heiner                 $ 3,562            $     -           $ 3,562
Steven R. Bentson                      -                  -                 -
Larry V. Friend                    3,891              1,770             5,661
Peter R. O'Coin                        -                  -                 -
Eric J. Werner                    29,000             25,698            54,698


         The Supplemental Pension Plans are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by the Employee Retirement Income Security Act ("ERISA"), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company's former Management Committee and Supplemental Pension Plan B covers most of the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation (both frozen as of December 31, 2000). Executives must have spent at least ten years of service as either an elected salaried corporate officer or a member of the former Management Committee of the Company and retire from the Company after age 55 to be eligible. Eligibility for the supplemental plans is conditioned upon participants' compliance with a non-competition agreement.

CONSULTING AND SEPARATION AGREEMENT

         On January 24, 2001, in connection with Michael E. Werner's resignation as an officer and employee of the Company, the Company entered into an agreement regarding Mr. Werner's termination of employment and future consulting services. Pursuant to the agreement, Mr. Werner serves as a Director and Vice Chairman of the Board of Holding (PA) and was paid a separation payment of $500,000 and benefits as set forth in the agreement. In addition, the Company engaged Mr. Werner to provide consulting services to the Company for a one-year period commencing February 19, 2001, in return for monthly payments of approximately $22,083 during the term of the consulting arrangement. Mr. Werner was also paid an incentive payment of $250,000 on February 18, 2002 with an opportunity to receive an additional amount at the Board of Directors' discretion as set forth in the agreement. No additional amounts were paid and the consulting agreement expired as of February 19, 2002.

COMMITTEES OF THE BOARD OF DIRECTORS; COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The full Board of Directors of Werner determines the compensation for management of Werner. Dennis G. Heiner is a member of the Board of Directors of Werner. The compensation for the Named Executive Officers is determined under each such officer's employment agreement.

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

         The Class A Stock, Class B Stock and Class D Common Stock are the only classes of Holding (PA)'s capital stock that have the power to vote. The Class A Stock and Class B Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share. Investcorp and the Investors beneficially own approximately 67% of the outstanding voting stock of Holding (PA). In addition, the Investors own 3,856 shares of Class C Common Stock and 45,000 shares of Class E Common Stock. See "Certain Relationships and Related Transactions-Agreements with Certain Shareholders and Directors."

         The table sets forth as of December 31, 2002 (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is known to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.



                                                             NUMBER OF        PERCENT
                                                            SHARES (1)       OF CLASS
                                                            ------------    ------------
CLASS A VOTING STOCK
Noel Berk-Rauch                                                  142            7.6%
Aleena R. Shapiro (2)                                            110            5.9%
Howard L. Solot (3)                                              277           14.7%
Donald M.Werner                                                  304           16.2%
Richard L. Werner (4)                                            331           17.6%
Ronald E. Werner (5)                                             240           12.8%
All directors and executive officers as a group,
     including certain of the above named persons                716           38.1%



                                                                    NUMBER OF        PERCENT
                                                                    SHARES (1)       OF CLASS
                                                                    ------------    ------------
CLASS B VOTING STOCK
Howard L. Solot (6)                                                    1,083            5.0%
Bruce D. Werner Trust (7)                                              1,399            6.4%
Craig R. Werner Trust (8)                                              1,508            6.9%
Michael E. Werner Revocable Trust (9)                                  1,496            6.9%
Donald M. Werner (10)                                                    601            2.8%
Eric J. Werner (11)                                                    1,384            6.4%
Ronald E. Werner (12)                                                  1,856            8.5%
All directors and executive officers as a group,
     including certain of the above named persons                      4,564           21.0%



                                                                     NUMBER OF        PERCENT
                                                                    SHARES (1)       OF CLASS
                                                                    ------------    ------------
CLASS D VOTING STOCK
INVESTCORP S.A. (13) (14)                                              1,000          100.0%
SIPCO Limited (15)                                                     1,000          100.0%
CIP Limited (16) (17)                                                    920           92.0%
Ballet Limited (16) (17)                                                  92            9.2%
Denary Limited (16) (17)                                                  92            9.2%
Gleam Limited (16) (17)                                                   92            9.2%
Highlands Limited (16) (17)                                               92            9.2%
Noble Limited (16) (17)                                                   92            9.2%
Outrigger Limited (16) (17)                                               92            9.2%
Quill Limited (16) (17)                                                   92            9.2%
Radial Limited (16) (17)                                                  92            9.2%
Shoreline Limited (16) (17)                                               92            9.2%
Zinnia Limited (16) (17)                                                  92            9.2%
INVESTCORP Investment Equity Limited (14)                                 80            8.0%




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

 (8) Includes 925.40 shares of Class B Stock owned by the Craig R. Werner Family Limited Partnership.

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

(12) Includes 1,145.74 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 200.17 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

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

         Right of First Offer, Tag-Along Rights

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

AGREEMENTS WITH CERTAIN SHAREHOLDERS AND DIRECTORS

         Consulting and Financial Services Agreements

         In November 1997, the Company entered into an agreement for management advisory and consulting services for a five-year term with Investcorp International, Inc. ("III"), pursuant to which the Company prepaid III $5,000,000. Effective as of November 2002, the Company and III renewed the management advisory and consulting services agreement for an additional one-year term with automatic one-year extensions thereafter. Under the agreement, the Company pays III an annual fee of $1,500,000 for such services.

         On January 1, 2000, in connection with Donald M. Werner's retirement, the Company entered into a consulting agreement with Mr. Werner. Pursuant to this consulting agreement, Mr. Werner will provide certain consulting services to the Company for a period of one year in exchange for payment at a rate of $150,000 per year. The consulting agreement is automatically renewed for successive one-year periods unless either party provides written notice thirty
(30) days prior to the expiration of the current term. The Company terminated the agreement effective June 4, 2002.

         In connection with Michael E. Werner's resignation as an officer and employee of the Company effective January 24, 2001, the Company entered into a consulting and separation agreement with Mr. Werner. Pursuant to the consulting and separation agreement, Mr. Werner provided consulting services to the Company for a one-year period commencing February 19, 2001, in exchange for monthly payments of approximately $22,083 during the term of the consulting arrangement. The consulting agreement expired as of February 19, 2002.

         Shareholder Rights Agreement

         In November 1997, Holding (PA) executed the Shareholder Rights Agreement with each of the Management Shareholders and each holder of Class D Common Stock ("Class D Investors"). The Shareholder Rights Agreement contains the following provisions: (i) the right, following an initial public offering of Holding (PA)'s capital stock, in favor of the Class D Investors to require the Management Shareholders to sell their remaining equity interests in Holding (PA) if the Class D Investors decide to sell as a group 85% or more of their remaining equity interests in the Company and the Class D Investors hold at that time (prior to giving effect to the proposed sale) more than 80% of the shares of Class D Common Stock purchased by the Investors in November 1997, (ii) the right in favor of all holders of Holding (PA)'s capital stock, during the period until, but ending prior to, an initial public offering, to participate on a pro rata basis in equity financings by the Company (other than issuances of equity securities in connection with stock incentive or compensation plans approved by Holding (PA)'s Board of Directors or in connection with business acquisitions by Holding (PA)) if the securities to be issued by the Company are not being issued at fair market value as determined in good faith by Holding (PA)'s Board of Directors, (iii) certain demand and piggy-back registration rights in favor of the Class D Investors and certain piggy-back registration rights in favor of all other shareholders of Holding (PA), (iv) the obligation of the Management Shareholders to enter into certain customary "lock-up" agreements with underwriters in future public offerings, and (v) an agreement by the Class D Investors and the Management Shareholders to vote their respective shares such that (a) at least a majority of Holding (PA)'s Board will consist of persons designated by the Class D Investors, (b) the Chief Executive Officer of Holding
(PA) shall be a director and (c) the Management Shareholders shall be entitled to designate a minimum of one director and up to that number of directors equal to one third of the authorized number of directors (rounded to the nearest whole number) minus one.

ITEM 14. CONTROLS AND PROCEDURES.

         Within ninety days prior to the filing of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer (the "CEO") and the Vice President, Chief Financial Officer and Treasurer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) Financial Statements:

         The financial statements set forth in the Index are filed as part of this Annual Report on Form 10-K.

             (2) Financial Statement Schedules:

         The information required by schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission is provided elsewhere herein or is either not required or is inapplicable and therefore has been omitted.

         (b) Reports on Form 8-K:

             None.

         (c) Exhibits:


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ------------------------

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

3.3          Amended and Restated Articles of Incorporation of Werner Holding
             Co. (PA), Inc. (filed as Exhibit 3.3 to Holding (DE)'s Quarterly
             Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.4          Amended and Restated By-laws of Werner Holding Co. (PA), Inc.
             (filed as Exhibit 3.4 to Holding (DE)'s Quarterly Report on Form
             10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

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

3.11         Amendment to By-laws of WIP Technologies, Inc. (filed as Exhibit
             3.11 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

4.3          Registration Rights Agreement among the Company, Chase Securities
             Inc., Donaldson, Lufkin & Jenrette Securities Corporation and
             Goldman Sachs & Co. dated November 24, 1997 (filed as Exhibit 1.2 in Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.4          Form of Letter of Transmittal (filed as Exhibit 1.3 in Holding
             (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.1 Shareholder Agreement, dated as of November 24, 1997, by and among Holding (PA), Investcorp Investment Equity Limited, certain other holders of shares of Class D Common Stock of Holding (PA) and the other individuals listed on the signature pages thereto (filed as Exhibit 10.2 to Holding (DE)'s Form S-4 Registration Statement No.
             333-46607 and incorporated herein by reference).


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ------------------------

10.2 Form of Employment Agreement, dated as of November 24, 1997, between Werner Management Co. and certain named executive officers
             (filed as Exhibit 10.3 to Holding (DE)'s Form S-4 Registration
             Statement No. 333-46607 and incorporated herein by reference).

10.3         Form of Amendment No. 1 to Employment Agreement, dated as of
             January 1, 1999, by and between Werner Co., successor by merger to Werner Management Co. and certain named executive officers (filed as Exhibit 10.39 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.4         Management Stock Incentive Plan, established by Werner Holding Co.
             (PA), Inc. as of November 24, 1997 (filed as Exhibit 10.4 to
             Holding (DE)'s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.5 Form of Stock Option Agreements pursuant to Stock Incentive Plan between Werner Holding Co. (PA), Inc. and certain employees (filed as Exhibit 10.5 to Holding (DE)'s Form S-4 Registration Statement
             No. 333-46607 and incorporated herein by reference).

10.6 Trust Indenture, dated as of September 1, 1990, between the County of Carroll, Kentucky, and Dai-Ichi Kangyo Trust Company (filed as
             Exhibit 10.6 to Holding (DE)'s Amendment No. 1 to Form S-4
             Registration Statement No. 333-46607 and incorporated herein by reference).

10.7 Variable Rate Demand Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky (filed as Exhibit 10.7 to Holding
             (DE)'s Amendment No. 1 to Form S-4 Registration Statement No.
             333-46607 and incorporated herein by reference).

10.8         Lease Agreement, dated as of September 1, 1990, between County of
             Carroll, Kentucky, and Kentucky Ladder Company (filed as Exhibit
             10.8 to Holding (DE)'s Amendment No. 1 to Form S-4 Registration
             Statement No. 333-46607 and incorporated herein by reference).

10.9 Employment Agreement between Werner Co. and Peter R. O'Coin (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.10        Master Registration Rights Agreement, dated as of November 24,
             1997, by Werner Holding Co. (PA), Inc. for the benefit of certain shareholders (filed as Exhibit 10.10 to Holding (DE)'s Form S-4
             Registration Statement No. 333-46607 and incorporated herein by reference).

10.11        Werner Holding Co. (PA), Inc. 1997 Stock Loan Plan (filed as
             Exhibit 10.11 to Holding (DE)'s Form S-4 Registration Statement No.
             333-46607 and incorporated herein by reference).

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

10.13        First Amendment, dated as of June 30, 2001, to the Credit
             Agreement, dated as of November 24, 1997, among Werner Holding Co.
             (DE), Inc., the Guarantors party hereto, the lending institutions party to the Credit Agreement, and Bankers Trust Company, as Administrative Agent (filed as Exhibit 10.1 to Holding (DE)'s
             Quarterly Report on Form 10-Q for the quarter ended September 30,
             2001 and incorporated herein by reference).


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ------------------------

10.14        Form of Second Stock Option Modification Agreement (filed as
             Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.15        Amended and Restated Retirement Plan for Employees of Werner
             Holding Co. (DE), Inc. (filed as Exhibit 10.14 to Holding (DE)'s
             Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.16        Amended and Restated Supplemental Pension Plan A Applicable to Key
             Executives of Werner Holding Co. (DE), Inc., its Parent and
             Subsidiaries (filed as Exhibit 10.15 to Holding (DE)'s Annual
             Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.17        Amended and Restated Supplemental Pension Plan B Applicable to
             Elected Salaried Corporate Officers of Werner Holding Co. (DE),
             Inc., its Parent and Subsidiaries (filed as Exhibit 10.16 to
             Holding (DE)'s Annual Report on Form 10-K for the year ended
             December 31, 2000 and incorporated herein by reference).

10.18 Werner Co. Short Term Variable Pay Bonus Compensation Plan (filed as Exhibit 10.2 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.19        Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings
             Plan (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on
             Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.20        Form of Management Stock Purchase Agreement between Stepup Limited,
             Werner Holding Co. (PA), Inc. and certain individuals (filed as
             Exhibit 10.19 to Holding (DE)'s Form S-4 Registration Statement No.
             333-46607 and incorporated herein by reference).

10.21        Form of Loan and Pledge Agreement of Werner Holding Co. (PA), Inc.
             (filed as Exhibit 10.20 to Holding (DE)'s Form S-4 Registration
             Statement No. 333-46607 and incorporated herein by reference).

10.22        Agreement for Management Advisory, Strategic Planning and
             Consulting Services between the Company and Investcorp
             International, Inc. effective as of November 25, 2002.

10.23        Employment Agreement, dated as of July 9, 2001, between Werner Co.
             and Steve Bentson.

10.24        Reinsurance Agreement, dated March 31, 1998, among Manufacturers
             Indemnity and Insurance Company of America and National Union Fire
             Insurance Company of Pittsburgh, PA (filed as Exhibit No. 10.24 to
             Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement
             No. 333-46607 and incorporated herein by reference).

10.25        Agreement, dated March 31, 1998, among National Union Fire
             Insurance Company of Pittsburgh, PA, Manufacturers Indemnity and
             Insurance Company of America and the Reinsurers named therein
             (filed as Exhibit No. 10.25 to Holding (DE)'s Amendment No. 1 to
             Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.26        Assumption Agreement, dated March 31, 1998, among National Union
             Fire Insurance Company of Pittsburgh, PA, Manufacturers Indemnity and Insurance Company of America and Werner Holding Co. (PA), Inc.
             (filed as Exhibit No. 10.26 to Holding (DE)'s Amendment No. 1 to
             Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.27        Novation and Assumption Agreement, dated March 31, 1998, among
             Insurance Company of North America, National Union Fire Insurance
             Company of Pittsburgh, PA, and Werner Holding Co. (PA), Inc. (filed as Exhibit No. 10.27 to Holding (DE)'s Amendment No. 1 to Form S-4
             Registration Statement No. 333-46607 and incorporated herein by reference).


EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ------------------------

10.28        Commutation Agreement, dated March 31, 1998, between Insurance
             Company of North America, Pacific Employers Insurance Company and
             CIGNA Insurance Company of Illinois, and Manufacturers Indemnity and Insurance Company of America (filed as Exhibit No. 10.28 to
             Holding (DE)'s Amendment No. 1 to Form S-4 Registration Statement
             No. 333-46607 and incorporated herein by reference).

10.29        Indemnity Agreement, dated March 31, 1998, between National Union
             Fire Insurance Company of Pittsburgh, PA, and Werner Holding Co.
             (PA), Inc. (filed as Exhibit No. 10.29 to Holding (DE)'s Amendment
             No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.30        Novation Agreement, dated March 31, 1998, among The Travelers
             Indemnity Company of Hartford, Connecticut, certain of its subsidiaries and affiliates, Werner Holding Co. (PA), Inc. and certain of its subsidiaries, and National Union Fire Insurance
             Company of Pittsburgh, PA (filed as Exhibit No. 10.30 to Holding
             (DE)'s Amendment No. 1 to Form S-4 Registration Statement No.
             333-46607 and incorporated herein by reference).

10.31        Receivables Purchase Agreement, dated as of May 29, 1998, among
             Werner Funding Corporation, Werner Co., Market Street Funding
             Corporation and PNC Bank, National Association (filed as Exhibit
             10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.32        Purchase and Sale Agreement, dated as of May 29, 1998, between
             Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to
             Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1998 and incorporated herein by reference).

10.33        Consulting and Separation Agreement between Werner Holding Co.
             (PA), Inc., Werner Co. and Michael E. Werner dated January 24, 2001
             (filed as Exhibit 10.33 to Holding (DE)'s Annual Report on Form
             10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.34        Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Loan Plan
             (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form
             10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10.35        Amendment No. 2 to Employment Agreement, dated as of September 1,
             2000, between Werner Co. and Eric J. Werner (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.36        Premium Conversion Plan of Werner Holding Co. (DE), Inc. (filed as
             Exhibit 10.36 to Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

10.37        Employment Agreement, dated as of May 26, 1999, between Werner Co.
             and Dennis G. Heiner (filed as Exhibit 10.2 to Holding (DE)'s
             Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.38        Amendment No. 3 to Werner Holding Co. (PA), Inc. Stock Incentive
             Plan (filed as Exhibit 10.1 to Holding (DE)'s Quarterly Report on
             Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.39 Employment Agreement dated as of April 5, 1999, as amended by Amendment No. 1 dated May 31, 2000 and Amendment No. 2 dated
             October 31, 2001, between Werner Co. and Larry V. Friend (filed as
             Exhibit 10.40 to Holding (DE)'s Annual Report on Form 10K for the fiscal year ended December 31, 2001 incorporated herein by reference).



EXHIBIT
NUMBER                             DESCRIPTION OF EXHIBITS
-------                            ------------------------

10.40        Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Incentive
             Plan (filed as Exhibit 10.40 to Holding (DE)'s Annual Report on
             Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.41        Werner Co. Deferred Stock Plan (filed as Exhibit 10.41 to Holdings
             (DE)'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1999 and incorporated herein by reference).

10.42        Management Stock Purchase Agreement between Investcorp Werner
             Holdings, L.P., Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.42 to Holding (DE)'s
             Annual Report on Form 10-K for the fiscal year ended December 31, 1999 incorporated herein by reference).

10.43        Stock Option Agreement between Werner Holding Co. (PA), Inc. and
             Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.43 to
             Holding (DE)'s Annual Report on Form 10-K for the fiscal year ended
             December 31, 1999 incorporated herein by reference).

10.44        Amendment No. 2 to Werner Holding Co. (PA), Inc. Stock Incentive
             Plan (filed as Exhibit 10.44 to Holding (DE)'s Annual Report on
             Form 10-K for the fiscal year ended December 31, 1999 incorporated herein by reference).

10.45        Independent Contractor/Consulting Agreement between Werner Holding
             Co. (PA), Inc. and Donald M. Werner, dated January 1, 2000 (filed as Exhibit 10.46 to Holdings (DE)'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

21           Subsidiaries of the Company.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


WERNER HOLDING CO. (PA), INC.             WERNER HOLDING CO. (DE), INC


By:     /s/ DENNIS G. HEINER              By:     /s/ DENNIS G. HEINER
   ----------------------------------         ---------------------------------
Dennis G. Heiner                          Dennis G. Heiner
President                                 President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on March 31, 2003.



   /s/ DONALD M. WERNER              Chairman   of  the  Board  of
-----------------------------------  Directors of Co-registrants
       Donald M. Werner

   /s/ MICHAEL E. WERNER             Vice  Chairman  of the  Board
-----------------------------------  of Directors of Co-registrants
       Michael E. Werner

   /s/ DENNIS G. HEINER              President and Chief Executive Officer of
-----------------------------------  Holding (PA) and Holding (DE) (Principal
       Dennis G. Heiner              Executive Officer of  Co-registrants),
                                     Director

   /s/ LARRY V. FRIEND               Vice President, Chief Financial
-----------------------------------  Officer and Treasurer (Principal Financial
       Larry V. Friend               Officer and Principal Accounting Officer
                                     of Co-registrants)

   /s/ MAMOUN ASKARI                 Director
-----------------------------------
       Mamoun Askari

   /s/ JAMES O. EGAN                 Director
-----------------------------------
       James O. Egan

   /s/ JAMES F. HARDYMON             Director
-----------------------------------
       James F. Hardymon

   /s/ CHARLES K. MARQUIS            Director
-----------------------------------
       Charles K. Marquis

   /s/ DANA R. SNYDER                Director
-----------------------------------
       Dana R. Snyder

   /s/ HOWARD L. SOLOT               Director
-----------------------------------
       Howard L. Solot

   /s/ CHRISTOPHER J. STADLER        Director
-----------------------------------
       Christopher J. Stadler

   /s/ THOMAS J. SULLIVAN            Director
-----------------------------------
       Thomas J. Sullivan

   /s/ STEPHEN TEMPINI               Director
-----------------------------------
       Stephen Tempini

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, Dennis G. Heiner, the Chief Executive Officer of Werner Holding Co.
(PA), Inc. and Werner Holding Co. (DE), Inc. (the "Co-registrants"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Co-registrants;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Co-registrants as of, and for, the periods presented in this annual report;

         4. The Co-registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Co-registrants and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the Co-registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b) evaluated the effectiveness of the Co-registrants'
              disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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


         6. The Co-registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                      WERNER HOLDING CO. (PA), INC.

 Date: March 31, 2003                 /s/  DENNIS G. HEINER
                                      -----------------------------------------
                                      Chief Executive Officer


                                      WERNER HOLDING CO. (DE), INC.

 Date: March 31, 2003                 /s/  DENNIS G. HEINER
                                      -----------------------------------------
                                      Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, Larry V. Friend, the Chief Financial Officer of Werner Holding Co.
(PA), Inc. and Werner Holding Co. (DE), Inc. (the "Co-registrants"), certify that:

         1. I have reviewed this annual report on Form 10-K of the Co-registrants;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Co-registrants as of, and for, the periods presented in this annual report;

         4. The Co-registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Co-registrants and we have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the Co-registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b) evaluated the effectiveness of the Co-registrants'
              disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");


                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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


         6. The Co-registrants' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                      WERNER HOLDING CO. (PA), INC.


Date: March 31, 2003                  /s/  LARRY V. FRIEND
                                      -----------------------------------------
                                      Chief Financial Officer



                                      WERNER HOLDING CO. (DE), INC.


Date: March 31, 2003                  /s/  LARRY V. FRIEND
                                      -----------------------------------------
                                      Chief Financial Officer