Form 10-Q
period 2003-03-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2003-05-05
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003


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

         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). |_|Yes |X| No

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of March 31, 2003:

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

         Werner Holding Co. (DE), Inc.      1,000 shares of Common Stock

                                      INDEX


                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED MARCH 31, 2003


PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--March 31, 2003 and
                     December 31, 2002....................................................................           1
                   Condensed Consolidated Statements of Income--Three Months Ended
                     March 31, 2003 and 2002..............................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Three Months Ended March 31, 2003 and 2002..........................          3
                   Condensed Consolidated Statements of Cash Flows--Three Months Ended
                     March 31, 2003 and 2002..............................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................          14
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          17
Item 4.          Controls and Procedures..................................................................          17


PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          18
Item 6.          Exhibits and Reports on Form 8-K.........................................................          18

SIGNATURES       .........................................................................................          19

CERTIFICATIONS   .........................................................................................          20






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

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              MARCH 31          DECEMBER 31
                                                                               2003                2002
                                                                        ------------------  -------------------
                                                                            (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                               $  28,945           $  43,161
     Accounts receivable                                                        49,462              54,219
     Allowance for doubtful accounts                                            (1,500)             (1,800)
     Prepaid income taxes                                                        1,073               1,748
     Inventories                                                                65,127              52,530
     Deferred income taxes                                                         725               1,062
     Other                                                                       1,611               1,598
---------------------------------------------------------------------------------------------------------------
         Total current assets                                                  145,443             152,518

Property, plant and equipment, net                                             111,369             112,416

Other assets:
     Deferred income taxes                                                      18,492              18,521
     Deferred financing fees, net                                                3,583               4,078
     Other                                                                      11,082              10,710
---------------------------------------------------------------------------------------------------------------
                                                                                33,157              33,309
---------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                        $ 289,969           $ 298,243
===============================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                        $  16,585           $  16,173
     Accrued liabilities                                                        27,235              33,655
     Current maturities of long-term debt                                       33,292              27,622
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                              77,112              77,450

Long-term obligations:
     Long-term debt                                                            221,543             233,954
     Reserve for product liability and workers' compensation claims             50,096              48,205
     Other long-term obligations                                                41,049              40,959
---------------------------------------------------------------------------------------------------------------
         Total liabilities                                                     389,800             400,568

Shareholders' deficit:
     Common stock                                                                    1                   1
     Additional paid-in-capital                                                200,872             200,872
     Accumulated deficit                                                      (284,687)           (287,078)
     Accumulated other non-owner changes in equity                             (13,838)            (13,694)
     Notes receivable arising from stock loan plan                              (2,179)             (2,426)
---------------------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                           (99,831)           (102,325)
---------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $ 289,969           $ 298,243
===============================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                            Three Months Ended
                                                                 March 31
                                                   -------------------------------------
                                                        2003                 2002
                                                   -------------------------------------
Net sales                                              $ 106,235          $ 110,641
Cost of sales                                             70,712             77,277
----------------------------------------------------------------------------------------
Gross profit                                              35,523             33,364
General and administrative expenses                        6,340              7,492
Selling and distribution expenses                         20,571             17,853
----------------------------------------------------------------------------------------
Operating profit                                           8,612              8,019
Other income (expense), net                                  222               (344)
----------------------------------------------------------------------------------------
Income before interest and taxes                           8,834              7,675
Interest expense                                           5,094              5,776
----------------------------------------------------------------------------------------
Income before income taxes                                 3,740              1,899
Income taxes                                               1,349                671
----------------------------------------------------------------------------------------
NET INCOME                                             $   2,391          $   1,228
========================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                                     ACCUMULATED
                                                        ADDITIONAL                    OTHER NON-                  TOTAL
                                              COMMON      PAID-IN     ACCUMULATED    OWNER EQUITY              SHAREHOLDERS'
                                              STOCK       CAPITAL       DEFICIT        CHANGES      OTHER     EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                    $   1      $ 200,872    $(287,078)     $ (13,694)   $ (2,426)       $(102,325)
Non-owner equity changes:
     Net income                                                           2,391                                       2,391
     Derivative instruments-amounts
       reclassified to income (net of
       deferred tax of $89)                                                               (152)                        (152)
     Change in fair value of
       derivative commodity instruments
       (net of deferred tax of $4)                                                           8                            8
                                                                                                                  ---------
         Total non-owner equity changes                                                                               2,247
Reduction in notes receivable arising from
     stock loan plan                                                                                   247              247
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                     $   1      $ 200,872    $(284,687)     $ (13,838)   $ (2,179)       $ (99,831)
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

                                                                                            ACCUMULATED
                                                               ADDITIONAL                   OTHER NON-                 TOTAL
                                                     COMMON     PAID-IN     ACCUMULATED    OWNER EQUITY              SHAREHOLDERS'
                                                      STOCK     CAPITAL       DEFICIT        CHANGES       OTHER   EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                          $     1    $ 200,947    $(314,506)   $  (7,882)      $ (2,383)   $(123,823)
Non-owner equity changes:
     Net income                                                                 1,228                                    1,228
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $251)                                                 428                         428
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $182)                                              311                         311
                                                                                                                     ---------
         Total non-owner equity changes                                                                                  1,967
Reduction in notes receivable arising from
     stock loan plan                                                                                          140          140
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                           $     1    $ 200,947    $(313,278)   $  (7,143)      $ (2,243)   $(121,716)
===================================================================================================================================

Non-owner equity changes:
     Net income                                                                 7,333                                    7,333
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $201)                                                 342                         342
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $4)                                                 (6)                         (6)
                                                                                                                     ---------
         Total non-owner equity changes                                                                                  7,669
Notes receivable arising from stock loan
     plan                                                                                                     (23)         (23)
Issuance of common stock                                              30                                                    30
Repurchase of common stock                                          (855)                                                 (855)
Reduction in notes receivable arising from
     stock loan plan                                                                                          402          402
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                            $     1    $ 200,122    $(305,945)   $  (6,807)      $ (1,864)   $(114,493)
===================================================================================================================================

Non-owner equity changes:
     Net income                                                                 8,779                                    8,779
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $212)                                                 360                         360
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $778)                                           (1,326)                     (1,326)
                                                                                                                     ---------
         Total non-owner equity changes                                                                                  7,813
Notes receivable arising from stock loan
     plan                                                                                                    (450)        (450)
Issuance of common stock                                             600                                                   600
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                       $     1    $ 200,722    $(297,166)   $  (7,773)      $ (2,314)   $(106,530)
===================================================================================================================================

Non-owner equity changes:
     Net income                                                                10,088                                   10,088
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $143)                                                 243                         243
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $311)                                              529                         529
     Adjustment to minimum pension liability
       (net of deferred tax of $3,930)                                                      (6,693)                     (6,693)
                                                                                                                     ---------
         Total non-owner equity changes                                                                                  4,167
Notes receivable arising from stock loan
     plan                                                                                                    (112)        (112)
Issuance of common stock                                             150                                                   150
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                        $     1    $ 200,872    $(287,078)   $ (13,694)      $ (2,426)   $(102,325)
===================================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                            --------------------------------
                                                                                                 2003               2002
                                                                                            --------------     -------------
OPERATING ACTIVITIES
Net income                                                                                     $  2,391           $  1,228
Reconciliation of net income to net cash provided by operating activities:
     Depreciation                                                                                 3,025              2,709
     Amortization of deferred financing fees and original issue discount                            597              1,019
     Amortization of deferred costs                                                               1,123                775
     Provision for losses on accounts receivable                                                   (227)               150
     Provision for product liability and workers' compensation claims                             3,788              4,021
     Payment of product liability and workers' compensation claims                               (1,897)            (2,259)
     Deferred income taxes                                                                          451               (764)
     Loss on disposition of property, plant and equipment                                             -                310
     Changes in operating assets  and liabilities:
         Accounts receivable                                                                      4,757              8,348
         Prepaid income taxes                                                                       675                  -
         Inventories                                                                            (12,597)            (7,518)
         Accounts payable                                                                           412              1,476
         Income taxes payable                                                                         -              1,422
         Other assets and liabilities, net                                                       (8,164)           (10,381)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by operating activities                                                 (5,666)               536
INVESTING ACTIVITIES
Capital expenditures                                                                             (1,928)            (3,195)
Proceeds from liquidation of investments                                                             23                128
---------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                            (1,905)            (3,067)
FINANCING ACTIVITIES
Repayment of notes receivable arising from stock loan plan                                          247                140
Repayments of long-term debt                                                                     (6,892)           (15,512)
---------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                            (6,645)           (15,372)
---------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                       (14,216)           (17,903)
Cash and cash equivalents at beginning of period                                                 43,161             30,473
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 28,945           $ 12,570
===========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                                 $ 50              $ 431

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


A.  BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

   Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 effective as of January 1, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement No. 145 rescinds previous accounting guidance which required all gains and losses from extinguishment of debt to be classified as an extraordinary item in the income statement. As a result, the criteria contained in Accounting Principles Board Opinion No. 30 will be used to classify those gains and losses. This statement also amends other existing authoritative pronouncements to make various technical corrections, eliminate inconsistencies, clarify meanings, or describe their applicability under changed conditions. The adoption of Statement No. 145 effective as of January 1, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 applies to all exit or disposal activities initiated on or after January 1, 2003. The adoption of Statement No. 146 will impact the timing of liability recognition associated with such activities.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made in interim and annual financial statements about obligations under certain guarantees. It also requires the recognition of a liability at the inception of a guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 (see Note D). The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified effective as of January 1, 2003. The adoption of the requirements of the interpretation did not have a material impact on the Company's results of operations, financial position or cash flows.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, the Company elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has made the applicable disclosures in Note G.

B. SHIPPING AND HANDLING FEES AND EXPENSES

         Pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $12,911 and $10,663 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended March 31, 2003 and 2002, respectively.

C.  INVENTORIES

         Components of inventories are as follows:

                                                    MARCH 31        DECEMBER 31
                                                      2003              2002
                                                   ----------------------------
Finished goods                                       $38,565          $33,525
Work-in-process                                       13,593           11,770
Raw materials and supplies                            22,644           17,085
-------------------------------------------------------------------------------
                                                      74,802           62,380
Less excess of cost over LIFO stated values            9,675            9,850
-------------------------------------------------------------------------------
NET INVENTORIES                                      $65,127          $52,530
===============================================================================

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

         Letters of credit are issued to guarantee the Company's performance under certain contractual obligations. A letter of credit in the amount of $17.5 million has been issued to an insurance company to guarantee the payment of certain claims under the Company's product liability and workers' compensation programs. Repayment of principal plus certain accrued interest of the Company's outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5.1 million. Letters of credit, which have a term of one year or less, total $22.6 million at March 31, 2003. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


E.  SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three months ended March 31, 2003 and 2002 are as follows:

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                      -------------------------------
                                           2003             2002
                                      -------------------------------
NET SALES
Climbing Products                       $ 88,435          $ 91,875
Extruded Products                         17,800            18,766
---------------------------------------------------------------------
                                        $106,235          $110,641
=====================================================================


OPERATING PROFIT (LOSS)
Climbing Products                       $  9,291          $  8,951
Extruded Products                            115              (607)
Corporate and Other                         (794)             (325)
---------------------------------------------------------------------
                                        $  8,612          $  8,019
=====================================================================

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

F.  SALES OF ACCOUNTS RECEIVABLE

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of March 31, 2003 and December 31, 2002, the Company had sold, on a recurring basis, $72,562 and $78,765 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $52,498 and $58,704, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


G.  STOCK-BASED COMPENSATION

The Company measures stock-based compensation costs associated with its Stock Option Plan using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income would have been as follows:

                                                                                       THREE MONTHS ENDED
                                                                                  ---------------------------
                                                                                            MARCH 31
                                                                                  ---------------------------
                                                                                   2003               2002
                 Net income, as reported                                          $ 2,391             $ 1,228
                 Less total stock-based employee compensation
                     costs determined using fair value method, net
                     of related tax effects                                           103                  99

                 --------------------------------------------------------------------------------------------
                 PRO FORMA NET INCOME                                             $ 2,288             $ 1,129
                 ============================================================================================

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                       -----------------------------------------------------------------------------------------
                                                                       COMBINED         NON-
                                          PARENT                      GUARANTOR       GUARANTOR
                                          COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
MARCH 31, 2003
ASSETS
Current assets:
     Accounts receivable                   $    --        $    --        $    --        $  49,462      $    --       $  49,462
     Inventories, net                           --             --           65,127           --             --          65,127
     Other current assets                         23             68         30,758              5           --          30,854
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                      23             68         95,885         49,467           --         145,443
Property, plant and equipment, net              --                1        111,368           --             --         111,369
Investment in subsidiaries                  (112,725)       (85,135)         7,601           --          190,259          --
Other assets                                    --             --           33,149              8           --          33,157
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(112,702)     $ (85,066)     $ 248,003      $  49,475      $ 190,259     $ 289,969
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (799)     $  41,323      $  36,806      $    (218)     $    --       $  77,112
     Intercompany payable (receivable)       (12,072)      (229,424)       199,404         42,092           --            --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (12,871)      (188,101)       236,210         41,874           --          77,112
Long-term debt                                  --          215,760          5,783           --             --         221,543
Other long-term liabilities                     --             --           91,145           --             --          91,145
        Total equity (deficit)               (99,831)      (112,725)       (85,135)         7,601        190,259       (99,831)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(112,702)     $ (85,066)     $ 248,003      $  49,475      $ 190,259     $ 289,969
================================================================================================================================

DECEMBER 31, 2002
ASSETS
Current assets:
     Accounts receivable                   $    --        $    --        $    --        $  54,219      $    --       $  54,219
     Inventories, net                           --             --           52,530           --             --          52,530
     Other current assets                        127            280         45,356              6           --          45,769
--------------------------------------------------------------------------------------------------------------------------------
        Total current assets                     127            280         97,886         54,225           --         152,518
Property, plant and equipment, net              --                1        112,415           --             --         112,416
Investment in subsidiaries                  (114,826)       (87,728)         7,656           --          194,898          --
Other assets                                    --                5         33,294             10           --          33,309
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(114,699)     $ (87,442)     $ 251,251      $  54,235      $ 194,898     $ 298,243
================================================================================================================================

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (899)     $  32,344      $  46,186      $    (181)     $    --       $  77,450
     Intercompany payable (receivable)       (11,475)      (233,049)       197,764         46,760           --            --
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (12,374)      (200,705)       243,950         46,579           --          77,450
Long-term debt                                  --          228,089          5,865           --             --         233,954
Other long-term liabilities                     --             --           89,164           --             --          89,164
        Total equity (deficit)              (102,325)      (114,826)       (87,728)         7,656        194,898      (102,325)
--------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(114,699)     $ (87,442)     $ 251,251      $  54,235      $ 194,898     $ 298,243
================================================================================================================================


                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                      SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                       -----------------------------------------------------------------------------------------
                                                                         COMBINED         NON-
                                            PARENT                      GUARANTOR       GUARANTOR
                                            COMPANY        ISSUER      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                       -----------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2003
     Net sales                               $    --       $    --        $ 106,235      $    --        $    --        $ 106,235
     Cost of sales                                --            --           70,712           --             --           70,712
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --            --           35,523           --             --           35,523
     Selling, general and administrative
        expenses                                  --               3         26,908           --             --           26,911
--------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      --              (3)         8,615           --             --            8,612
     Other income (expense), net                 2,279         2,619           (405)           658         (4,929)           222
     Interest income (expense)                     214          (635)        (3,930)          (743)          --           (5,094)
--------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                2,493         1,981          4,280            (85)        (4,929)         3,740
     Income taxes (benefit)                        102          (265)         1,542            (30)          --            1,349
--------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $   2,391     $   2,246      $   2,738      $     (55)     $  (4,929)     $   2,391
================================================================================================================================



FOR THE THREE MONTHS ENDED
MARCH 31, 2002
     Net sales                               $    --       $    --        $ 110,641      $    --        $    --        $ 110,641
     Cost of sales                                --            --           77,277           --             --           77,277
--------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                 --            --           33,364           --             --           33,364
     Selling, general and administrative
        expenses                                  --               1         25,344           --             --           25,345
--------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      --              (1)         8,020           --             --            8,019
     Other income (expense), net                 1,109         1,492           (971)           734         (2,708)          (344)
     Interest income (expense)                     210          (666)        (4,581)          (739)          --           (5,776)
--------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                                1,319           825          2,468             (5)        (2,708)         1,899
     Income taxes (benefit)                         91          (275)           857             (2)          --              671
--------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                    $   1,228     $   1,100      $   1,611      $      (3)     $  (2,708)     $   1,228
================================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)


H.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              -----------------------------------------------------------------------------
                                                                               COMBINED          NON-
                                                 PARENT                        GUARANTOR       GUARANTOR
                                                COMPANY         ISSUER       SUBSIDIARIES     SUBSIDIARY     CONSOLIDATED
                                              -----------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED
MARCH 31, 2003
     Net cash from operating activities        $    340         $   (142)        $ (5,864)        $   --          $ (5,666)
     Net cash from investing activities            (597)           6,918           (8,226)            --            (1,905)
     Net cash from financing activities             247           (6,776)            (116)            --            (6,645)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                        (10)            --            (14,206)            --           (14,216)
     Cash and cash equivalents at
        beginning of period                        --                  1           43,158                2          43,161
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                          $    (10)        $      1         $ 28,952         $      2        $ 28,945
==========================================================================================================================

FOR THE THREE MONTHS ENDED
MARCH 31, 2002
     Net cash from operating activities        $    531         $  2,681         $ (2,676)        $   --          $    536
     Net cash from investing activities            (671)          12,679          (15,075)            --            (3,067)
     Net cash from financing activities             140          (15,361)            (151)            --           (15,372)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                       --                 (1)         (17,902)            --           (17,903)
     Cash and cash equivalents at
        beginning of period                        --                  4           30,465                4          30,473
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                          $   --           $      3         $ 12,563         $      4        $ 12,570
==========================================================================================================================

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

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 2003 AS COMPARED TO QUARTER ENDED MARCH 31, 2002

         Net Sales. Net sales were down $4.4 million, or 4.0%, to $106.2 million for the quarter ended March 31, 2003 from $110.6 million for the quarter ended March 31, 2002. Net sales of climbing products decreased by $3.5 million, or 3.7%, to $88.4 million for the quarter ended March 31, 2003 from $91.9 million for the quarter ended March 31, 2002. The sales decline primarily reflects lower unit sales volumes due, in part, to adverse weather conditions during the first quarter of this year, especially in February. Net sales of extruded products of $17.8 million for the quarter ended March 31, 2003 declined by $1.0 million, or 5.1%, compared to the quarter ended March 31, 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company's business.

         Gross Profit. Gross profit improved by $2.1 million, or 6.5%, to $35.5 million for the quarter ended March 31, 2003 from $33.4 million for the quarter ended March 31, 2002 despite lower net sales. Gross profit as a percentage of net sales in the quarter ended March 31, 2003 improved to 33.4% from 30.2% for the quarter ended March 31, 2002. The higher gross profit is largely due to on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives offsetting the effects of lower production volumes.

         On March 27, 2003, the Company announced that it will gradually phase out its ladder, stages, scaffold and plank assembly, fabrication and distribution operations in Greenville, Pennsylvania. The Company will continue to maintain its corporate headquarters, remelt, aluminum extrusion, extruded products fabrication and fiberglass pultrusion operations in Greenville. The Company's wage and benefit costs at its Greenville manufacturing facility are higher than at its other facilities. This initiative, which is part of the Company's continuous improvement program to optimize its operations and reduce manufacturing costs, will result in the permanent layoff of approximately 500 employees at the Greenville facility. Discussions with the unions representing the majority of the affected employees have been initiated to address the effect of this decision on those employees.

         General and Administrative Expenses. General and administrative expenses were $6.3 million for the quarter ended March 31, 2003 compared to $7.5 million for the quarter ended March 31, 2002, a decrease of $1.2 million or 15.4%. The decrease is primarily due to the severance cost recognized in the first quarter 2002 of $1.6 million associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses increased by $0.4 million in the current quarter reflecting higher depreciation related to capitalized computer hardware and software costs and higher professional and consulting fees related, in part, to new product development.

         Selling and Distribution Expenses. Selling and distribution expenses increased by $2.7 million, or 15.2%, to $20.6 million for the quarter ended March 31, 2003 compared to $17.9 million for the quarter ended March 31, 2002 primarily reflecting higher freight rates and higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates. These cost increases more than offset the impact of lower unit sales volumes.

         Operating Profit. Operating profit improved by $0.6 million, or 7.4%, to $8.6 million for the quarter ended March 31, 2003 from $8.0 million for the quarter ended March 31, 2002. Operating profit of the Climbing Products segment increased $0.3 million, or 3.8%, to $9.3 million in the first quarter of 2003. Operating profit of the Climbing Products segment in the first quarter of 2002 included the impact of a charge of $1.3 million for an allocated portion of severance costs. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment would have declined by $1.0 million from $10.3 million in the first quarter of 2002. The decline primarily reflects the negative impact of higher selling and distribution expenses which more than offset the improvement in gross profit. Operating profit of the Extruded Products segment was $0.1 million for the quarter ended March 31, 2003 compared to an operating loss of $0.6 million for the quarter ended March 31, 2002. The improvement in operating profit of $0.7 million is primarily due to improvements in the profitability of the segment's sales mix and lower allocated severance costs more than offsetting the effects of lower aluminum extrusion production volumes. Corporate and Other expenses increased by $0.5 million for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 primarily due to higher management advisory and consulting fees and higher legal and professional expenses.

         Other Income (Expense), Net. Other income (expense), net was net income of $0.2 million for the quarter ended March 31, 2003, an increase in income of $0.5 million compared to the first quarter 2002. The increase in income is primarily due to the absence of a charge recorded in the first quarter of the prior year related to a loss on the disposal of an asset of $0.3 million.

         Interest Expense. Interest expense declined by $0.7 million to $5.1 million for the quarter ended March 31, 2003 from $5.8 million for the quarter ended March 31, 2002. The decline is primarily due to lower levels of debt and lower interest rates in the current quarter. In addition, the first quarter of 2002 included a charge of $0.4 million related to the accelerated amortization of deferred financing fees as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in March 2002.

         Income Taxes. In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the quarter ended March 31, 2002 is approximately 36% compared to 35% for the first quarter of the prior year. The difference between the statutory and effective tax rates at both March 31, 2003 and 2002 was primarily due to state taxes (net of federal benefit).

         Net Income. Net income improved by $1.2 million to $2.4 million for the quarter ended March 31, 2003 from net income of $1.2 million for the quarter ended March 31, 2002 as a result of all the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, the Company had $254.8 million of consolidated indebtedness, including $133.1 million of Senior Subordinated Notes reflected net of unamortized original issue discount; $115.4 million of Term Loans under the Senior Credit Facility; and $6.3 million of other debt. The Senior Credit Facility provides for Term Loans and a $70 million Revolving Facility of which $47.4 million was available for borrowing at March 31, 2003. The available borrowings under the Revolving Facility, which expires on November 30, 2003, are reduced by amounts issued under a letter of credit subfacility which totaled $22.6 million at March 31, 2003.

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which originally was to expire in May 2003. Effective in April 2003, the Company and the financial institution agreed to extend the Receivables Purchase Agreement subject to negotiating final terms and conditions. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of March 31, 2003, the Company sold $72.6 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $52.5 million. An additional $28.1 million of financing was available under the Receivables Purchase Agreement at March 31, 2003.

         The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of operating cash flow, borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement. The Company believes it has sufficient funds available in the next twelve months to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and availability under both the Senior Credit Facility and the Receivables Purchase Agreement. The $70 million Revolving Facility expires in November 2003. The Company may need to replace this facility to satisfy its future working capital needs. The Company currently anticipates that it will be able to replace the Revolving Credit Facility and it intends to do so; however, there can be no assurance that the Company will be able to effect a replacement on commercially reasonable terms, or at all.

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, minimum EBITDA, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective March 31, 2003. The Company anticipates that it will continue to comply with its debt covenants in 2003, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash flows used by operating activities were $5.7 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $0.5 million for the three months ended March 31, 2002. The increase in net income in the current period improved operating cash flows; however, more cash was used in the current period to increase year-over-year inventory and accounts receivable levels. Net cash used for investing activities was $1.9 million for the three months ended March 31, 2003 compared to $3.1 million for the prior year period which primarily reflects lower capital expenditures during the current period. Net cash used for financing activities was $6.6 million for the three months ended March 31, 2003 compared to net cash used of $15.4 million for the prior year period. During the quarter ended March 31, 2002, the Company elected to voluntarily repay $15 million of term loans issued in connection with the Senior Credit Facility.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the three months ended March 31, 2003. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

         10.1 Agreement between PNC Capital Markets, Inc. and Werner Co. dated March 26, 2003 to amend the Receivables Purchase Agreement among Werner Co., Werner Funding Corporation, PNC Bank, National Association, and Market Street Funding Corporation.

         10.2 Amendment No. 4 to Werner Holding Co. (PA), Inc. Stock Incentive Plan.


         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                         WERNER HOLDING CO. (PA), INC.


Date:  May 5, 2003       /s/ LARRY V. FRIEND
                         ------------------------------------------------------
                         Larry V. Friend
                         Vice President, Chief Financial Officer and Treasurer
                         (Principal Financial Officer and Principal Accounting
                         Officer)





                         WERNER HOLDING CO. (DE), INC.


Date:  May 5, 2003       /s/  LARRY V. FRIEND
                         ------------------------------------------------------
                         Larry V. Friend
                         Vice President, Chief Financial Officer and Treasurer
                         (Principal Financial Officer and Principal Accounting
                         Officer)

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



                                             WERNER HOLDING CO. (PA), INC.


Date: May 5, 2003                            /s/  DENNIS G. HEINER
                                             ----------------------------------
                                             Chief Executive Officer


                                             WERNER HOLDING CO. (DE), INC.


Date: May 5, 2003                            /s/  DENNIS G. HEINER
                                             ----------------------------------
                                             Chief Executive Officer

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

              a all significant deficiencies in the design or operation of internal controls which could adversely affect the Co-registrants' ability to record, process, summarize, and report financial data and have identified for the Co-registrants' auditors any material weaknesses in internal controls;

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





                                             WERNER HOLDING CO. (PA), INC.


Date: May 5, 2003                            /s/  LARRY V. FRIEND
                                             ----------------------------------
                                             Chief Financial Officer



                                             WERNER HOLDING CO. (DE), INC.


Date: May 5, 2003                            /s/  LARRY V. FRIEND
                                             ----------------------------------
                                             Chief Financial Officer