Form 10-Q
period 2003-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2003-08-12
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File No. 333-46607-12                   Commission File No. 333-46607

WERNER HOLDING CO.(PA),INC.                         WERNER HOLDING CO.(DE),INC.
(EXACT NAME OF CO-REGISTRANT                     (EXACT NAME OF CO-REGISTRANT AS
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

         Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

         Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of June 30, 2003:

Werner Holding Co. (PA), Inc.      1,134.0315 shares of Class A Common Stock
                                   13,137.9952 shares of Class B Common Stock
                                   3,315.9002 shares of Class C Common Stock
                                   603.3543 shares of Class D Common Stock
                                   27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.      1,000 shares of Common Stock

                                      INDEX

                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                           PERIOD ENDED JUNE 30, 2003

PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets--June 30, 2003 and
                     December 31, 2002....................................................................           1
                   Condensed Consolidated Statements of Income--Three and Six Months Ended
                     June 30, 2003 and 2002...............................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit)--Six Months Ended June 30, 2003 and 2002.............................          3
                   Condensed Consolidated Statements of Cash Flows--Six Months Ended
                     June 30, 2003 and 2002...............................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................          22
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          28
Item 4.          Controls and Procedures..................................................................          28

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          29
Item 4.          Submission of Matters to a Vote of Security Holders......................................          29
Item 6.          Exhibits and Reports on Form 8-K.........................................................          29

SIGNATURES       .........................................................................................          32

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1.
                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30           DECEMBER 31
                                                                                          2003                2002
                                                                                       ------------------------------
                                                                                       (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  10,844            $  43,161
     Accounts receivable                                                                  47,564               54,219
     Allowance for doubtful accounts                                                      (1,689)              (1,800)
     Prepaid income taxes                                                                    717                1,748
     Inventories                                                                          58,386               52,530
     Deferred income taxes                                                                   856                1,062
     Other                                                                                 1,447                1,598
---------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            118,125              152,518

Property, plant and equipment, net                                                       110,346              112,416

Other assets:
     Deferred income taxes                                                                19,829               18,521
     Deferred financing fees, net                                                         12,151                4,078
     Other                                                                                10,778               10,710
---------------------------------------------------------------------------------------------------------------------
                                                                                          42,758               33,309
---------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                                  $ 271,229            $ 298,243
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                   $ 18,322             $ 16,173
     Accrued liabilities                                                                  27,657               33,655
     Current maturities of long-term debt                                                 15,580               27,622
---------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                        61,559               77,450

Long-term obligations:
     Long-term debt                                                                      304,108              233,954
     Reserve for product liability and workers' compensation claims                       49,336               48,205
     Other long-term obligations                                                          41,179               40,959
---------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                               456,182              400,568

Convertible preferred stock                                                               58,223                    -

Shareholders' deficit:
     Common stock                                                                              1                    1
     Additional paid-in-capital                                                          204,513              200,872
     Accumulated deficit                                                                (285,826)            (287,078)
     Treasury stock, at cost                                                            (146,983)                   -
     Accumulated other non-owner changes in equity                                       (13,582)             (13,694)
     Notes receivable arising from stock loan plan                                        (1,299)              (2,426)
---------------------------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                                    (243,176)            (102,325)
---------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                   $ 271,229            $ 298,243
=====================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30                              JUNE 30
                                                         ----------------------------------------------------------------
                                                           2003                2002              2003             2002
                                                         ----------------------------------------------------------------
Net sales                                                $ 129,556          $ 136,922         $ 235,791         $ 247,563
Cost of sales                                               84,068             92,938           154,780           170,215
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                45,488             43,984            81,011            77,348
General and administrative expenses                          6,954              6,879            13,294            14,371
Selling and distribution expenses                           21,871             20,270            42,442            38,123
Recapitalization expense                                    10,117                  -            10,117                 -
Manufacturing and distribution
  optimization costs                                           975                  -               975                 -
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                             5,571             16,835            14,183            24,854
Other income (expense), net                                     61                (17)              283              (361)
-------------------------------------------------------------------------------------------------------------------------
Income before interest and taxes                             5,632             16,818            14,466            24,493
Interest expense                                             7,483              5,228            12,577            11,004
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (1,851)            11,590             1,889            13,489
Income tax (benefit)                                          (712)             4,257               637             4,928
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           (1,139)             7,333             1,252             8,561
Convertible preferred stock accretion                           64                  -                64                 -
-------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON SHAREHOLDERS                                 $  (1,203)         $   7,333         $   1,188         $   8,561
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

                                                                                         ACCUMULATED
                                                  ADDITIONAL                              OTHER NON-                    TOTAL
                                        COMMON     PAID-IN      ACCUMULATED    TREASURY  OWNER EQUITY                SHAREHOLDERS'
                                         STOCK     CAPITAL        DEFICIT        STOCK     CHANGES         OTHER    EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003              $    1    $ 200,872     $  (287,078)  $       -  $    (13,694)   $ (2,426)  $      (102,325)
Non-owner equity changes:
     Net income                                                       2,391                                                   2,391
     Derivative instruments-amounts
      reclassified to income (net
      of deferred tax of $89)                                                                   (152)                         (152)
     Change in fair value of
        derivative commodity
        instruments (net of
        deferred tax of $4)                                                                        8                             8
                                                                                                                   ----------------
         Total non-owner equity
           changes                                                                                                           2,247
Reduction in notes receivable arising
     from stock loan plan                                                                                    247               247
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003               $    1    $ 200,872     $  (284,687)  $       -  $    (13,838)   $ (2,179)  $      (99,831)
=======================================================================================+===========================================
Non-owner equity changes:
     Net loss                                                       (1,139)                                                 (1,139)
     Derivative instruments-amounts
      reclassified to income (net
      of deferred  tax of $108)                                                                 (184)                         (184)
     Change in fair value of derivative
        commodity                                                                                                                 -
        instruments (net of deferred
        tax of $258)                                                                              440                           440
         Total non-owner equity changes                                                                             ---------------
Redemption of common stock on                                                                                                  (883)
     Recapitalization date                                                     (146,983)                                  (146,983)
Costs related to redemption of
      common stock                                     (825)                                                                   (825)
Repurchase of common stock                              (60)                                                                   (60)
Accretion of convertible preferred
     stock                                              (64)                                                                   (64)
Noncash compensation associated with
     Recapitalization                                 4,590                                                                  4,590
Reduction in notes receivable
     arising from stock loan plan                                                                             880              880
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                $    1    $ 204,513     $  (285,826)  $(146,983) $    (13,582)   $ (1,299)  $      (243,176)
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

                                                                                        ACCUMULATED
                                                             ADDITIONAL                  OTHER NON-                      TOTAL
                                                     COMMON   PAID-IN     ACCUMULATED   OWNER EQUITY                 SHAREHOLDERS'
                                                     STOCK    CAPITAL       DEFICIT       CHANGES        OTHER      EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                           $    1  $ 200,947    $  (314,506)  $   (7,882)   $   (2,383)   $  (123,823)
Non-owner equity changes:
     Net income                                                                 1,228                                     1,228
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $251)                                                 428                          428
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $182)                                              311                          311
                                                                                                                    -----------
         Total non-owner equity changes                                                                                   1,967
Reduction in notes receivable arising from
     stock loan plan                                                                                         140            140
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                            $    1  $ 200,947    $  (313,278)  $   (7,143)   $   (2,243)   $  (121,716)
===============================================================================================================================
Non-owner equity changes:
     Net income                                                                 7,333                                     7,333
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $201)                                                 342                          342
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $4)                                                 (6)                          (6)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                   7,669
Notes receivable arising from stock loan
     plan                                                                                                    (23)           (23)
Issuance of common stock                                            30                                                       30
Repurchase of common stock                                        (855)                                                    (855)
Reduction in notes receivable arising from
     stock loan plan                                                                                         402            402
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                             $    1  $ 200,122    $  (305,945)  $   (6,807)   $   (1,864)   $  (114,493)
===============================================================================================================================
Non-owner equity changes:
     Net income                                                                 8,779                                     8,779
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $212)                                                 360                          360
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $778)                                           (1,326)                      (1,326)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                   7,813
Notes receivable arising from stock loan
     plan                                                                                                   (450)          (450)
Issuance of common stock                                           600                                                      600
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                        $    1  $ 200,722    $  (297,166)  $   (7,773)   $   (2,314)   $  (106,530)
===============================================================================================================================
Non-owner equity changes:
     Net income                                                                10,088                                    10,088
     Derivative instruments-amounts reclassified
       to income (net of deferred tax of $143)                                                 243                          243
     Change in fair value of derivative commodity
        instruments (net of deferred tax of $311)                                              529                          529
     Adjustment to minimum pension liability
       (net of deferred tax of $3,930)                                                      (6,693)                      (6,693)
                                                                                                                    -----------
         Total non-owner equity changes                                                                                   4,167
Notes receivable arising from stock loan
     plan                                                                                                   (112)          (112)
Issuance of common stock                                           150                                                      150
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                         $    1  $ 200,872    $  (287,078)  $  (13,694)   $   (2,426)   $  (102,325)
===============================================================================================================================

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                          JUNE 30
                                                                                                --------------------------
                                                                                                 2003               2002
                                                                                                --------------------------
OPERATING ACTIVITIES
Net income                                                                                      $ 1,252            $ 8,561
Reconciliation of net income to net cash provided by operating activities:
     Noncash stock compensation charge associated with Recapitalization                           4,590                  -
     Other Recapitalization expenses                                                              5,527                  -
     Depreciation                                                                                 6,151              5,615
     Amortization of deferred financing fees and original issue discount                          3,448              1,611
     Amortization of deferred costs                                                               2,198              1,696
     Provision for losses on accounts receivable                                                    (77)               300
     Provision for product liability and workers' compensation claims                             6,334              8,332
     Payment of product liability and workers' compensation claims                               (5,203)            (3,881)
     Deferred income taxes                                                                       (1,168)            (1,626)
     Loss on disposition of property, plant and equipment                                           343                310
     Changes in operating assets and liabilities:
         Accounts receivable                                                                      6,655            (11,080)
         Prepaid income taxes                                                                     1,031              1,501
         Inventories                                                                             (5,856)            (3,114)
         Accounts payable                                                                         2,149                (75)
         Income taxes payable                                                                         -              1,999
         Other assets and liabilities, net                                                       (7,772)           (10,868)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                 19,602               (719)

INVESTING ACTIVITIES
Capital expenditures                                                                             (4,101)            (6,356)
Proceeds from liquidation of investments                                                             23                183
--------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                            (4,078)            (6,173)

FINANCING ACTIVITIES
Issuance of convertible preferred stock                                                          65,000                  -
Costs related to issuance of convertible preferred stock                                         (6,841)                 -
Issuance of long-term debt at Recapitalization                                                  180,000                  -
Payment of deferred financing fees                                                              (11,318)                 -
Redemption of common stock at Recapitalization                                                 (146,983)                 -
Costs related to redemption of common stock                                                        (825)                 -
Repayments of long-term debt at Recapitalization                                               (115,421)                 -
Payment of other Recapitalization expenses                                                       (5,527)                 -
Issuance of common stock                                                                              -                  7
Repurchase of common stock                                                                          (60)              (453)
Repayments of long-term debt prior to Recapitalization                                           (6,992)           (15,959)
Repayment of notes receivable arising from stock loan plan                                        1,126                140
--------------------------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                                           (47,841)           (16,265)
--------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                       (32,317)           (23,157)
Cash and cash equivalents at beginning of period                                                 43,161             30,473
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 10,844            $ 7,316
==========================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                             $    323            $   717
Issuance of common stock in exchange for notes receivable arising
     from stock loan plan                                                                      $      -            $    23
Cancellation of notes receivable arising from stock loan plan in connection
     with repurchase of common stock                                                           $    (15)           $  (402)

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

      Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

      Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 effective as of January 1, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 applies to all exit or disposal activities initiated on or after January 1, 2003. The adoption of Statement No. 146 impacted the timing of liability recognition associated with such activities (see Note L).

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made in interim and annual financial statements about obligations under certain guarantees. It also requires the recognition of a liability at the inception of a guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 (see Note H). The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified effective as of January 1, 2003. The adoption of the requirements of the interpretation did not have a material impact on the Company's results of operations, financial position or cash flows.

         In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, the Company elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has provided the applicable disclosures in Note K.

         In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 will not have a material impact on the Company's results of operations, financial position or cash flows.

         In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For nonpublic companies, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the fiscal period beginning after December 15, 2003. Effective during the quarter ended June 30, 2003, the Company classified its newly issued Convertible Preferred Stock (see Note C) consistent with the provisions of Statement No. 150.

B. RECAPITALIZATION

         On June 11, 2003, the previously announced recapitalization of the Company (the "Recapitalization") was completed. On May 7, 2003, The Company entered into a Recapitalization and Stock Purchase Agreement (the "Recapitalization Agreement") with Green Equity Investors III, L.P. ("GEI"), an affiliate of Leonard Green & Partners L.P. ("Leonard Green"), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65,000 in the Company in exchange for 65,000 shares of Series A Preferred Stock (see Note C), (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $146,983 and (iii) the Company made certain other payments including $3,017 to the holders of options to purchase the Company's Class C Common Stock in consideration for the cancellation of certain of their vested options (collectively, the "Recapitalization"). The Series A Preferred Stock represents approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization. The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

         As part of the Recapitalization, the Company entered into a new $230,000 credit facility (see Note E) with a syndicate of banks consisting of a $180,000 Term Loan and a $50,000 Revolving Credit Facility. The Revolving Credit facility was not utilized on the date of the Recapitalization. The Company used $115,421 to repay in full its existing senior credit facility which was terminated as of the date of the Recapitalization.

         Additional sources of cash to complete the Recapitalization included the Company's Receivables Purchase Agreement, existing cash on-hand and employee stock loan repayments related to the capital stock redeemed. The following is a summary of the sources and uses of cash resulting from, and in connection with, the Recapitalization:

SOURCES OF CASH:
Term Loan proceeds                                                                           $ 180,000
Issuance of convertible preferred stock                                                         65,000
Additional borrowings under Receivables Purchase Agreement                                      20,000
Existing cash                                                                                   20,713
Employee repayment of stock loans                                                                1,202
------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $ 286,915
======================================================================================================

USES OF CASH:
Redemption of common stock                                                                   $ 146,983
Repay existing term loans                                                                      115,421
Payments in connection with stock option cancellations                                           3,017
Costs associated with Recapitalization                                                          21,494
------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $ 286,915
======================================================================================================

         Costs associated with the Recapitalization include $4,050 to obtain the consent of holders of the Company's 10% Notes (see Note E), a one-time Leonard Green equity commitment fee of $2,500, transaction bonuses of $1,725 paid to certain officers and employees of the Company, a $1,000 credit refinance advisory services fee paid to INVESTCORP S.A. ("Investcorp") and other fees primarily related to investment banking, legal and accounting services and other associated costs totaling $13,204.

         Recapitalization expense reflected on the income statement totals $10,117 and includes a noncash compensation charge of $4,590 associated with the accelerated vesting of stock options (see Note K), payments totaling $3,017 in connection with stock options cancellations, transaction bonus payments totaling $1,725 and other miscellaneous costs totaling $785.

C. CONVERTIBLE PREFERRED STOCK

      Ranking and Liquidation Preference

         The $65,000 of Series A Preferred Stock issued in connection with the Recapitalization ranks senior to all outstanding classes of common stock of the Company with respect to dividends and as to distributions upon the liquidation, winding-up and dissolution of the Company. Each share will have an initial liquidation preference of $1,000 and the holders thereof will be entitled to receive dividends thereon at an annual rate equal to 14%, payable quarterly, from the date the Series A Preferred Stock is first issued until December 31, 2008. The dividends may be paid in cash or at the election of the Company in lieu of cash by increasing the liquidation preference by the amount of unpaid dividends. The Company's debt covenants prohibit the payment of cash dividends (see Note E).

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      Conversion into Common Stock

         Holders of the Series A Preferred Stock will be able to convert all or any of the shares of the Series A Preferred Stock into shares of Class F Common Stock of the Company, at any time or from time to time, at a conversion rate equal to the liquidation preference divided by $4,929.66 (such multiple, the "Conversion Rate"). If dividends are unpaid at the election of the Company, the Conversion Rate will increase by 14% per year, compounded quarterly from the date of issue through the third anniversary. Therefore, over time (but in any event not beyond the third anniversary of the date issued), each share of Series A Preferred Stock will be convertible into a greater number of shares of Class F Common Stock. If all of the Series A Preferred shares had been converted as of June 30, 2003, 13,185 shares of Class F Common Stock would have been issued.

      Redemption

         Each holder of Series A Preferred Stock will have the right to require the Company to redeem, in whole or in part, such holder's shares if certain events occur (the "Put Events"). Put Events include a change of control, the sale of all or substantially all the assets of the Company, or an initial public offering (each as specifically defined by the Recapitalization Agreement). On or after January 1, 2007 and prior to December 31, 2008, any or all holders of Series A Preferred Stock may elect to have their shares redeemed, in whole or in part, (the "Elective Put"). The redemption pricing for the Put Events and the Elective Put will be 130.8% of the liquidation preference if the event giving rise to the redemption right occurs prior to the first anniversary of the date issued or, if the event giving rise to the redemption right occurs on or after the first anniversary of the date issued, at a redemption price equal to 112% in 2004, 110% in 2005, 108% in 2006 and, 106% in 2007 and thereafter.

      Preferred Stock Accretion

         As a result of the Elective Put discussed above, the Series A Preferred Stock will have a redemption value equal to 106% of the liquidation preference effective on January 1, 2007. The recorded value of the preferred stock will be accreted to its fair value through December 31, 2006 using the effective interest method. The accretion of preferred stock is subtracted from net income
(loss) in calculating net income (loss) attributable to common shareholders for purposes of presenting the consolidated statements of income.

      Voting Rights

         The holders of Series A Preferred Stock will be entitled to vote on all matters which the holders of common stock of the Company are entitled to vote, and will be accorded such number of votes per share of Series A Preferred Stock as the number of common shares then issuable upon such share's conversion.

         As long as any shares of Series A Preferred Stock remain outstanding, the Company will not amend its charter so as to affect adversely the special rights, powers, preferences, privileges or voting rights of the Series A Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

D. SHAREHOLDERS' EQUITY

      Shareholder Agreement

         At closing of the Recapitalization, the Company, Investcorp and certain affiliates (the "Investcorp Investors"), GEI (with its affiliates, the "GEI Investors"), and certain members of the Werner and Solot families (the "Family Shareholders") entered into an amended and restated shareholder agreement (the "Shareholder Agreement") to provide, among other things, that the Board of Directors of the Company will consist of nine members initially, consisting of not less than four designated by the Investcorp Investors, two designated by the Family Shareholders and two designated by the GEI Investors, with the ninth director being the Company's Chief Executive Officer. On June 11, 2006, the GEI Investors will have the right to designate a third member to the Board of Directors, bringing the total at such time to ten directors. The right of the Investcorp Investors, the Family Shareholders or the GEI Investors to appoint directors under the Shareholder Agreement will terminate as to any such group if it ceases to own at least 50% of the aggregate equity position that it owned immediately after the closing of the Recapitalization.

      Other Agreements

         In connection with the Recapitalization, the Company's agreement for management and consulting services with Investcorp International, Inc. ("III") was amended to provide consulting services through November 24, 2007. The amended agreement provides for the Company to pay III an annual fee of $1,500 for the annual period ending November 24, 2003 and $1,000 for each annual period thereafter. The agreement will terminate on the earlier of November 24, 2007, the date on which III ceases to own at least 50% of the aggregate equity of the Company or on the date of an initial public offering, as defined.

         The Company entered into a management and consulting agreement with Leonard Green in connection with the Recapitalization. The agreement provides for the Company to pay Leonard Green $455 for services for the period through November 23, 2003 and $1,000 for each annual period thereafter through November 25, 2008. The agreement will terminate on the earlier of November 25, 2008, the date on which Leonard Green ceases to own at least 50% of the Company's Series A Preferred Stock (including any shares of common stock issued upon conversion) or on the date of an initial public offering, as defined.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

E. DEBT

         As part of the Recapitalization (see Note B), the Company entered into a new $230,000 senior credit facility with a syndicate of banks consisting of a $180,000 Term Loan and a $50,000 Revolving Credit Facility. The new Senior Credit Facility will mature in May 2007 in the event the Company's existing 10% Senior Subordinated Notes maturing November 15, 2007 (the "Notes") are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Facility will be the earlier of (i) six months prior to the new maturity date of the Notes and
(ii) (A) for the Revolving Credit Facility, June 11, 2008 and (B) for the Term Loan, December 31, 2009. A summary of debt outstanding is as follows:

                                                                                    JUNE 30            DECEMBER 31
                                                                                     2003                  2002
                                                                                  ---------------------------------
Senior Credit Term Loans repaid on June 11, 2003                                                       $    122,197
Senior Credit Term Loan issued June 11, 2003                                      $ 180,000
Senior Subordinated Notes, due 2007, net of unamortized
     original issue discount of $1,804 in 2003 and $2,007 in 2002                   133,196                 132,993
Variable Rate Demand Industrial Building Revenue Bonds,
     due 2015                                                                         5,000                   5,000
Capital lease obligations                                                             1,492                   1,386
-------------------------------------------------------------------------------------------------------------------
Total debt                                                                          319,688                 261,576
Less current maturities                                                              15,580                  27,622
-------------------------------------------------------------------------------------------------------------------
DEBT CLASSIFIED AS LONG-TERM                                                      $ 304,108            $    233,954
===================================================================================================================

      Senior Credit Facility

         Subject to refinancing or extension of the Notes as discussed above, the $180,000 Term Loan is payable in aggregate principal amounts of $7,500 in 2003, $17,500 in 2004, $22,500 in 2005, $27,500 in 2006, $32,500 in 2007,
$45,000 in 2008 and $27,500 in 2009. Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (3.97% at June 30, 2003) and are collateralized by the capital stock of each of the Company's subsidiaries and substantially all the assets of the Company and its subsidiaries, except for Werner Funding Corporation.

         The Company is entitled to draw amounts under the Revolving Credit Facility for general corporate purposes and working capital requirements. The availability under the $50,000 Revolving Credit Facility, under which no amount was outstanding as of June 30, 2003, is reduced by amounts issued under a letter of credit subfacility which totals $22,600 at August 1, 2003. An annual commitment fee of 0.50% is paid on the average daily unused amount of the Revolving Credit Facility.

         Deferred financing fees totaling $7,043 were incurred in connection with obtaining the new Senior Credit Facility. These costs will be deferred and amortized over the life of the facility using the effective interest method. The remaining unamortized deferred financing fees totaling $2,356 associated with the credit facility terminated on the date of the Recapitalization were expensed in June 2003.

      The Notes

         In connection with the Recapitalization, consent fees totaling $4,050 were paid to the holders of the Notes and certain other costs totaling $226 were incurred in connection with the modification of the Indenture to permit the redemption of common stock on the date of the Recapitalization. These fees and costs have been deferred and will be amortized over the remaining life of the Notes using the effective interest method.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      Covenants

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements.

F. SHIPPING AND HANDLING FEES AND EXPENSES

         Pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the statement of income. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $13,590 and $11,812 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended June 30, 2003 and 2002, respectively, and $26,501 and $22,475 are included for the six months ended June 30, 2003 and 2002, respectively.

G. INVENTORIES

         Components of inventories are as follows:

                                                                                               JUNE 30             DECEMBER 31
                                                                                                 2003                  2002
                                                                                               -------------------------------
Finished goods                                                                                 $ 35,126              $ 33,525
Work-in-process                                                                                  13,871                11,770
Raw materials and supplies                                                                       19,141                17,085
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 68,138                62,380
Less excess of cost over LIFO stated values                                                       9,752                 9,850
-----------------------------------------------------------------------------------------------------------------------------
NET INVENTORIES                                                                                $ 58,386              $ 52,530
=============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

H. COMMITMENTS AND CONTINGENCIES

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

         Letters of credit are issued to guarantee the Company's performance under certain contractual obligations. A letter of credit in the amount of $17,492 has been issued to an insurance company to guarantee the payment of certain claims under the Company's product liability and workers' compensation programs. Repayment of principal plus certain accrued interest of the Company's outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5,109. An additional letter of credit in the amount of $5,211 was issued on the date of the Recapitalization to guarantee the interest of the previous letter of credit issuer during the period the Company was replacing the previous letter of credit. This back-up letter of credit was cancelled effective on August 1, 2003 following the completion of the letter of credit replacement process. Letters of credit, which have a term of one year or less, total $22,601 at August 1, 2003 following the completion of the letter of credit replacement process. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

I. SEGMENT INFORMATION

         The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                         Three Months Ended                         Six Months Ended
                                                              June 30                                   June 30
                                                   ----------------------------------------------------------------------
                                                     2003                 2002                 2003               2002
                                                   ----------------------------------------------------------------------
NET SALES
Climbing Products                                  $ 112,284            $ 116,285            $ 200,719          $ 208,160
Extruded Products                                     17,272               20,637               35,072             39,403
-------------------------------------------------------------------------------------------------------------------------
                                                   $ 129,556            $ 136,922            $ 235,791          $ 247,563
=========================================================================================================================
OPERATING PROFIT (LOSS)
Climbing Products                                  $  15,775            $  17,274            $  25,066          $  26,225
Extruded Products                                        673                  123                  788               (484)
Corporate and Other                                  (10,877)                (562)             (11,671)              (887)
-------------------------------------------------------------------------------------------------------------------------
                                                   $   5,571            $  16,835            $  14,183          $  24,854
=========================================================================================================================

         Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments and eliminations. "Other income (expense), net" reflected in the condensed consolidated statements of income is also not allocated to the reportable segments. Operating profit
(loss) for the three and six months ended June 30, 2003 for the Climbing Products segment includes $975 of costs related to manufacturing and distribution optimization and $795 of associated startup and realignment costs (see Note L). Operating profit (loss) for the six months ended June 30, 2002 for the Climbing Products and Extruded Products segment includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer. Operating profit (loss) for Corporate and Other for the three and six months ended June 30, 2003 includes Recapitalization expenses of $10,117 (see Note B).

J. SALES OF ACCOUNTS RECEIVABLE

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of June 30, 2003 and December 31, 2002, the Company had sold, on a recurring basis, $91,730 and $78,765 of accounts receivable in exchange for $40,000 and $20,000 in cash and an undivided interest in accounts receivable of $51,595 and $58,704, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

K. STOCK-BASED COMPENSATION

         The Company measures stock-based compensation costs associated with its Stock Option Plan using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income (loss) would have been as follows:

                                                            THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30                                JUNE 30
                                                        ------------------------------------------------------------------
                                                          2003               2002               2003                2002
                                                        ------------------------------------------------------------------
Net income (loss), as reported                          $ (1,139)           $ 7,333            $ 1,252             $ 8,561
Less total stock-based employee
    compensation costs determined
    using fair value method, net of
    related tax effects                                        -                 94                103                 193
--------------------------------------------------------------------------------------------------------------------------
PRO FORMA NET INCOME (LOSS)                             $ (1,139)           $ 7,239            $ 1,149             $ 8,368
==========================================================================================================================

         In connection with the Recapitalization (see Note B) the Company accelerated the vesting of 2,368 options, paid option holders $3,017 in consideration for the cancellation of 1,235 vested options and cancelled the remaining 3,007 issued and outstanding unvested options. A noncash compensation charge totaling $4,590 associated with the accelerated vesting was recorded effective on the date of the Recapitalization. The charge was determined based on the excess of the fair value of the Company's common stock on the date of the Recapitalization compared to the exercise price of the options. Pro forma compensation costs for the three months ended June 30, 2003 are zero in the above table because all such costs have been recorded as expense in the consolidated statement of income as a result of recording the noncash compensation charge of $4,590. At June 30, 2003, options outstanding total 1,863 all of which are vested.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

L. MANUFACTURING AND DISTRIBUTION OPTIMIZATION COSTS

         The Company's strategic plan includes several initiatives intended to optimize its manufacturing and distribution operations to improve productivity and reduce costs. During the second quarter of 2003, the Company commenced the first phase of the optimization plan and transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative as part of Phase I to focus the Greenville facility on the Extruded Products segment of the Company's business. Additional Phase I initiatives have not yet been implemented. The Company currently anticipates that the total expense associated with Phase I of the optimization plan will approximate $8,000 and is expected to be completed in 2004.

         The costs incurred during the second quarter of 2003 relating to the optimization plan consist of the following:

                                                                                       Costs Incurred
                                                                                       During the Three
                                                                                         Months Ended
                                                                                        June 30, 2003
                                                                                       ----------------
Facility and other exit costs                                                          $            628
Employee severance and termination benefits                                                         236
Other associated costs                                                                              111
-------------------------------------------------------------------------------------------------------
Recorded as Manufacturing and distribution optimization costs                                       975
Startup and realignment costs included in:
     Cost of sales                                                                                  720
     Selling and distribution expenses                                                               75
-------------------------------------------------------------------------------------------------------
Total costs relating to optimization of manufacturing and distribution                 $          1,770
=======================================================================================================

         A reconciliation of the beginning and ending liability balances showing the manufacturing and distribution optimization costs incurred and charged to expense, and related amounts paid or otherwise settled during the second quarter ended June 30, 2003 follows:

                                                    Liability                                        Liability
                                                   Balance at          Costs            Costs       Balance at
                                                 March 31, 2003       Incurred         Settled     June 30, 2003
                                                 ---------------------------------------------------------------
Facility and other exit costs                    $            -       $    628         $   628     $           -
Employee severance and termination benefits                   -            236             114               122
Other associated costs                                        -            111             101                10
----------------------------------------------------------------------------------------------------------------
                                                 $            -       $    975         $   843     $         132
================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

M. SUPPLEMENTAL GUARANTOR INFORMATION

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M. SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                           -------------------------------------------------------------------------------------
                                                                         COMBINED         NON-
                                            PARENT                      GUARANTOR       GUARANTOR
                                            COMPANY        ISSUER      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------------------------------------------------------------------------------
JUNE 30, 2003
ASSETS
Current assets:
     Accounts receivable                   $       -     $       -       $       -       $ 47,564     $       -       $  47,564
     Inventories, net                              -             -          58,386              -             -          58,386
     Other current assets                         39           230          11,746            160             -          12,175
-------------------------------------------------------------------------------------------------------------------------------
        Total current assets                      39           230          70,132         47,724             -         118,125
Property, plant and equipment, net                 -             1         110,345              -             -         110,346
Investment in subsidiaries                  (199,226)     (123,471)          7,592              -       315,105               -
Other assets                                       -        11,266          31,486              6             -          42,758
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(199,187)    $(111,974)      $ 219,555       $ 47,730     $ 315,105       $ 271,229
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (862)    $  19,879       $  42,689       $   (147)    $       -       $  61,559
     Intercompany payable (receivable)       (13,372)     (230,823)        203,910         40,285             -               -
-------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (14,234)     (210,944)        246,599         40,138             -          61,559
Long-term debt                                     -       298,196           5,912              -             -         304,108
Other long-term liabilities                        -             -          90,515              -             -          90,515
Convertible preferred stock                   58,223             -               -              -             -          58,223
Total equity (deficit)                      (243,176)     (199,226)       (123,471)         7,592       315,105        (243,176)
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(199,187)    $(111,974)      $ 219,555       $ 47,730     $ 315,105       $ 271,229
===============================================================================================================================
DECEMBER 31, 2002
ASSETS
Current assets:
     Accounts receivable                   $       -     $       -       $       -       $ 54,219     $       -       $  54,219
     Inventories, net                              -             -          52,530              -             -          52,530
     Other current assets                        127           280          45,356              6             -          45,769
-------------------------------------------------------------------------------------------------------------------------------
        Total current assets                     127           280          97,886         54,225             -         152,518
Property, plant and equipment, net                 -             1         112,415              -             -         112,416
Investment in subsidiaries                  (114,826)      (87,728)          7,656              -       194,898               -
Other assets                                       -             5          33,294             10             -          33,309
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL ASSETS                       $(114,699)    $ (87,442)      $ 251,251       $ 54,235     $ 194,898       $ 298,243
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (899)    $  32,344       $  46,186       $   (181)    $       -       $  77,450
     Intercompany payable (receivable)       (11,475)     (233,049)        197,764         46,760             -               -
-------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities            (12,374)     (200,705)        243,950         46,579             -          77,450
Long-term debt                                     -       228,089           5,865              -             -         233,954
Other long-term liabilities                        -             -          89,164              -             -          89,164
Total equity (deficit)                      (102,325)     (114,826)        (87,728)         7,656       194,898        (102,325)
-------------------------------------------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND EQUITY
           (DEFICIT)                       $(114,699)    $ (87,442)      $ 251,251       $ 54,235     $ 194,898       $ 298,243
===============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M. SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                           -------------------------------------------------------------------------------------
                                                                         COMBINED         NON-
                                            PARENT                      GUARANTOR       GUARANTOR
                                            COMPANY        ISSUER      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2003
     Net sales                             $       -     $       -       $ 235,791       $     -      $       -       $ 235,791
     Cost of sales                                 -             -         154,780             -              -         154,780
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -          81,011             -              -          81,011
     Selling, general and administrative
        expenses                                   -             7          55,729             -              -          55,736
     Recapitalization expense                      -             -          10,117             -              -          10,117
     Manufacturing and distribution
        optimization costs                         -             -             975             -              -             975
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                       -            (7)         14,190             -              -          14,183
     Other income (expense), net               1,035         1,898            (874)        1,249         (3,025)            283
     Interest income (expense)                   416        (1,536)        (10,110)       (1,347)             -         (12,577)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              1,451           355           3,206           (98)        (3,025)          1,889
     Income taxes (benefit)                      199          (617)          1,089           (34)             -             637
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   1,252     $     972       $   2,117       $   (64)     $  (3,025)      $   1,252
===============================================================================================================================
FOR THE THREE MONTHS ENDED
JUNE 30, 2003
     Net sales                             $       -     $       -       $ 129,556       $     -      $       -       $ 129,556
     Cost of sales                                 -             -          84,068             -              -          84,068
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -          45,488             -              -          45,488
     Selling, general and administrative
        expenses                                   -             4          28,821             -              -          28,825
     Recapitalization expense                      -             -          10,117             -              -          10,117
     Manufacturing and distribution
        optimization costs                         -             -             975             -              -             975
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                       -            (4)          5,575             -              -           5,571
     Other income (expense), net              (1,244)         (721)           (469)          591          1,904              61
     Interest income (expense)                   202          (901)         (6,180)         (604)             -          (7,483)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                             (1,042)       (1,626)         (1,074)          (13)         1,904          (1,851)
     Income taxes (benefit)                       97          (352)           (453)           (4)             -            (712)
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $  (1,139)    $  (1,274)      $    (621)      $    (9)     $   1,904       $  (1,139)
===============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M. SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                           -------------------------------------------------------------------------------------
                                                                         COMBINED          NON-
                                            PARENT                      GUARANTOR       GUARANTOR
                                            COMPANY        ISSUER      SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
     Net sales                             $       -     $       -       $ 247,563       $     -      $       -       $ 247,563
     Cost of sales                                 -             -         170,215             -              -         170,215
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -          77,348             -              -          77,348
     Selling, general and administrative
        expenses                                   1             2          52,491             -              -          52,494
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      (1)           (2)         24,857             -              -          24,854
     Other income (expense), net               8,327         9,020          (1,640)        1,538        (17,606)           (361)
     Interest income (expense)                   424        (1,255)         (8,678)       (1,495)             -         (11,004)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              8,750         7,763          14,539            43        (17,606)         13,489
     Income taxes (benefit)                      189          (532)          5,256            15              -           4,928
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   8,561     $   8,295       $   9,283       $    28      $ (17,606)      $   8,561
===============================================================================================================================
FOR THE THREE MONTHS ENDED
JUNE 30, 2002
     Net sales                             $       -     $       -       $ 136,922       $     -      $       -       $ 136,922
     Cost of sales                                 -             -          92,938             -              -          92,938
-------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                  -             -          43,984             -              -          43,984
     Selling, general and administrative
        expenses                                   1             1          27,147             -              -          27,149
-------------------------------------------------------------------------------------------------------------------------------
     Operating (loss) profit                      (1)           (1)         16,837             -              -          16,835
     Other income (expense), net               7,218         7,528            (669)          804        (14,898)            (17)
     Interest income (expense)                   214          (589)         (4,097)         (756)             -          (5,228)
-------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes
        (benefit)                              7,431         6,938          12,071            48        (14,898)         11,590
     Income taxes (benefit)                       98          (257)          4,399            17              -           4,257
-------------------------------------------------------------------------------------------------------------------------------
        NET INCOME (LOSS)                  $   7,333     $   7,195       $   7,672       $    31      $ (14,898)      $   7,333
===============================================================================================================================

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M. SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                         SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                   -------------------------------------------------------------------------
                                                                                 COMBINED          NON-
                                                    PARENT                       GUARANTOR       GUARANTOR
                                                   COMPANY        ISSUER        SUBSIDIARIES     SUBSIDIARY     CONSOLIDATED
                                                   -------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED
JUNE 30, 2003
     Net cash from operating activities            $ 4,995       $ (2,596)        $ 17,204       $      (1)       $ 19,602
     Net cash from investing activities             (1,897)         2,248           (4,429)              -          (4,078)
     Net cash from financing activities             (3,100)           376          (45,117)              -         (47,841)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                            (2)            28          (32,342)             (1)        (32,317)
     Cash and cash equivalents at
        beginning of period                              -              1           43,158               2          43,161
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                              $    (2)      $     29         $ 10,816       $       1        $ 10,844
==========================================================================================================================
FOR THE SIX MONTHS ENDED
JUNE 30, 2002
     Net cash from operating activities            $   537       $   (932)        $   (322)      $      (2)       $   (719)
     Net cash from investing activities               (231)        16,639          (22,581)              -          (6,173)
     Net cash from financing activities               (306)       (15,684)            (275)              -         (16,265)
--------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash
        and cash equivalents                             -             23          (23,178)             (2)        (23,157)
     Cash and cash equivalents at
        beginning of period                              -              4           30,465               4          30,473
--------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at
        end of period                              $     -       $     27         $  7,287       $       2        $  7,316
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

GENERAL

         The Recapitalization. On June 11, 2003, the previously announced Recapitalization of the Company was completed. On May 7, 2003, the Company entered into a Recapitalization Agreement with Green Equity Investors III, L.P. ("GEI"), an affiliate of Leonard Green & Partners L.P. ("Leonard Green"), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement
(i) GEI invested $65.0 million in the Company in exchange for 65,000 shares of newly issued convertible preferred stock, (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $147.0 million and
(iii) the Company made certain other payments including $3.0 million to the holders of options to purchase the Company's capital stock in consideration for the cancellation of certain of their vested options (collectively, the "Recapitalization"). The convertible preferred shares represent approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization.

         As part of the Recapitalization, the Company entered into a new $230 million senior credit facility with a syndicate of banks consisting of a $180 million Term Loan and a $50 million Revolving Credit Facility. The Revolving Credit facility was not utilized on the date of the Recapitalization. The Company paid $115.4 million to repay in full its existing senior credit facility which was terminated as of the date of the Recapitalization.

         The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired.

RESULTS OF OPERATIONS--QUARTER ENDED JUNE 30, 2003 AS COMPARED TO QUARTER ENDED JUNE 30, 2002

         Net Sales. Net sales were down $7.3 million, or 5.4%, to $129.6 million for the quarter ended June 30, 2003 from $136.9 million for the quarter ended June 30, 2002. Net sales of climbing products decreased by $4.0 million, or 3.4%, to $112.3 million for the quarter ended June 30, 2003 from $116.3 million for the quarter ended June 30, 2002. The sales decline primarily reflects lower unit sales volumes of aluminum stepladders offset, in part, by an improvement in the product mix mostly due to higher unit sales of fiberglass stepladders. Net sales of extruded products of $17.3 million for the quarter ended June 30, 2003 declined by $3.4 million, or 16.3%, compared to the quarter ended June 30, 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company's business.

         Gross Profit. Gross profit improved by $1.5 million, or 3.4%, to $45.5 million for the quarter ended June 30, 2003 from $44.0 million for the quarter ended June 30, 2002 despite lower net sales. Gross profit as a percentage of net sales in the quarter ended June 30, 2003 improved to 35.1% from 32.1% for the quarter ended June 30, 2002. The higher gross profit margin is due to lower product liability and workers' compensation costs as well as on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives that more than offset the effects of lower aluminum extrusion production volumes. Cost of sales for the current quarter includes costs of approximately $0.7 million related to manufacturing inefficiencies associated with the start-up and realignment of ladder fabrication and assembly operations.

         General and Administrative Expenses. General and administrative expenses were $7.0 million for the quarter ended June 30, 2003 compared to $6.9 million for the quarter ended June 30, 2002, an increase of $0.1 million. The increase is primarily due to higher pension expense, higher depreciation related to capitalized computer hardware and software costs and higher professional and consulting fees related, in part, to new product development. The increase in expense was mostly offset by lower provisions for performance based incentive compensation accruals. Pension expense increased in the current quarter due to lower than expected returns on plan investments and a decrease in the discount rate used to value pension liabilities.

         Selling and Distribution Expenses. Selling and distribution expenses increased by $1.6 million, or 7.9%, to $21.9 million for the quarter ended June 30, 2003 compared to $20.3 million for the quarter ended June 30, 2002 primarily reflecting higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates. These cost increases more than offset the impact of lower unit sales volumes.

          Recapitalization Expense. Recapitalization expense for the quarter ended June 30, 2003 totals $10.1 million and includes a noncash compensation charge of $4.6 million associated with the accelerated vesting of stock options in connection with the Recapitalization. Recapitalization expense also includes a compensation charge of $3.0 million related to cancellation payments for certain vested options, transaction bonus payments totaling $1.7 million paid to certain officers and employees of the Company and, other professional fees and miscellaneous expenses totaling $0.8 million.

         Manufacturing and Distribution Optimization Costs. During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company's business. The total costs incurred during the second quarter relating to the optimization of the Company's manufacturing and distribution operations were $1.8 million which includes $0.7 million recorded in Cost of sales and $0.1 million in Selling and distribution expenses.

          Operating Profit. Operating profit declined by $11.2 million to $5.6 million for the quarter ended June 30, 2003 from $16.8 million for the quarter ended June 30, 2002 primarily due to the recognition of $10.1 million of Recapitalization expense and $1.8 million of costs relating to Phase I of the Company's plan to optimize its manufacturing and distribution operations. If the impact of the Recapitalization expense and optimization costs is removed, operating profit would have been $17.5 million in the quarter which is $0.7 million, or 3.7%, more than operating profit for the quarter ended June 30, 2002.

         Operating profit of the Climbing Products segment declined $1.5 million to $15.8 million for the quarter ended June 30, 2003. If the impact of optimization costs totaling $1.8 million is removed, operating profit would have been $17.6 million which is $0.3 million, or 1.6%, more than operating profit for the second quarter of the prior year. The increase primarily reflects the improvement in gross profit partially offset by the negative impact of higher selling and distribution expenses.

         Operating profit of the Extruded Products segment was $0.7 million for the quarter ended June 30, 2003 compared to $0.1 million for the quarter ended June 30, 2002. The improvement in operating profit of $0.6 million is primarily due to improvements in the profitability of the segment's sales mix which more than offset the effects of lower aluminum extrusion production volumes.

         Corporate and Other expenses increased by $10.3 million for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002 primarily due to Recapitalization expense of $10.1 million recorded in the current quarter in addition to higher management advisory and consulting fees and higher legal and professional expenses.

         Other Income (Expense), Net. Other income (expense) was net income of $0.1 million for the quarter ended June 30, 2003, an increase in income of $0.1 million compared to the second quarter of 2002.

         Interest Expense. Interest expense increased by $2.3 million to $7.5 million for the quarter ended June 30, 2003 from $5.2 million for the quarter ended June 30, 2002. The increase is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in the current quarter which was associated with the senior credit facility that was repaid and terminated effective on the date of the Recapitalization.

         Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the quarter ended June 30, 2003 is approximately 38% compared to 37% for the second quarter of the prior year. The difference between the statutory and effective tax rates at both June 30, 2003 and 2002 was primarily due to state taxes (net of federal benefit).

         Net Income (Loss). Net loss was $1.1 million for the quarter ended June 30, 2003 which is $8.4 million less than net income of $7.3 million for the quarter ended June 30, 2002 as a result of all the above factors.

RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net Sales. Net sales were down $11.8 million, or 4.8%, to $235.8 million for the six months ended June 30, 2003 from $247.6 million for the six months ended June 30, 2002. Net sales of climbing products decreased by $7.5 million, or 3.6%, to $200.7 million for the six months ended June 30, 2003 from $208.2 million for the first six months of the prior year. The sales decline primarily reflects lower unit sales volumes of aluminum stepladders offset, in part, by an improved sales mix mostly due to higher sales of fiberglass stepladders and extension ladders. Net sales of extruded products of $35.1 million for the six months ended June 30, 2003 declined by $4.3 million, or 11.0%, compared to the six months ended June 30, 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company's business.

         Gross Profit. Despite lower sales, gross profit improved by $3.7 million, or 4.7%, to $81.0 million for the six months ended June 30, 2003 from $77.3 million for the six months ended June 30, 2002. Gross profit as a percentage of net sales in the six months ended June 30, 2003 improved to 34.4% from 31.2% for the first six months of 2002. The higher gross profit margin is due to lower product liability and workers' compensation costs as well as on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives that more than offset the effects of lower aluminum extrusion production volumes. Cost of sales for the current period includes costs of approximately $0.7 million related to manufacturing inefficiencies associated with the start-up and realignment of ladder fabrication and assembly operations that was initiated in the second quarter of 2003.

         General and Administrative Expenses. General and administrative expenses were $13.3 million for the six months ended June 30, 2003 compared to $14.4 million for the six months ended June 30, 2002, a decrease of $1.1 million or 7.5%. The decrease is primarily due to the severance cost recognized in the first quarter of 2002 of $1.6 million associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses were $0.5 million higher in the current period than the prior year period due to higher pension expense, higher depreciation related to capitalized computer hardware and software costs and higher professional and consulting fees related, in part, to new product development. The increase in expense in the current period was partially offset by lower provisions for performance based incentive compensation accruals. Pension expense increased in the current period due to lower than expected returns on plan investments and a decrease in the discount rate used to value pension liabilities.

         Selling and Distribution Expenses. Selling and distribution expenses increased by $4.3 million, or 11.3%, to $42.4 million for the six months ended June 30, 2003 compared to $38.1 million for the six months ended June 30, 2002 primarily reflecting higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates. These cost increases more than offset the impact of lower unit sales volumes.

         Recapitalization Expense. Recapitalization expense for the six months ended June 30, 2003 totals $10.1 million and includes a noncash compensation charge of $4.6 million associated with the accelerated vesting of stock options in connection with the Recapitalization. Recapitalization expense also includes a compensation charge of $3.0 million related to cancellation payments for certain vested options, transaction bonus payments totaling $1.7 million paid to certain officers and employees of the Company and, other professional fees and miscellaneous expenses totaling $0.8 million.

         Manufacturing and Distribution Optimization Costs. During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company's business. The total costs incurred during the first six months of 2003 relating to the optimization of the Company's manufacturing and distribution operations were $1.8 million which includes $0.7 million recorded in Cost of sales and $0.1 million in Selling and distribution expenses.

         Operating Profit. Operating profit declined by $10.7 million to $14.2 million for the six months ended June 30, 2003 from $24.9 million for the six months ended June 30, 2002 primarily due to the recognition of $10.1 million of Recapitalization expense and $1.8 million of costs related to Phase I of the Company's plan to optimize its manufacturing and distribution operations. If the impact of the Recapitalization expense and optimization costs is removed, in addition to removal of the prior period impact of the one-time severance cost of $1.6 million associated with the separation of a former executive officer, operating profit would have been $26.1 million in the current period which is $0.4 million, or 1.5%, less than the prior year period.

         Operating profit of the Climbing Products segment decreased $1.1 million to $25.1 million in the first six months of 2003. If the impact of optimization costs totaling $1.8 million is removed, in addition to removal of the prior period impact of a one-time severance cost allocation of $1.3 million, operating profit of the Climbing Products segment would have declined by $0.6 million, or 2.5%, to $26.9 million in the current period compared to the first six months of 2002. The decline primarily reflects the negative impact of higher selling and distribution expenses which more than offset the improvement in gross profit.

         Operating profit of the Extruded Products segment was $0.8 million for the six months ended June 30, 2003 compared to an operating loss of $0.5 million for the six months ended June 30, 2002. The improvement in operating profit of $1.3 million is primarily due to improvements in the profitability of the segment's sales mix and lower allocated severance costs more than offsetting the effects of lower aluminum extrusion production volumes.

         Corporate and Other expenses increased by $10.8 million for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to Recapitalization expense of $10.1 million recorded in the current period in addition to higher management advisory and consulting fees and higher legal and professional expenses.

         Other Income (Expense), Net. Other income (expense) was net income of $0.3 million for the six months ended June 30, 2003, an increase in income of $0.6 million compared to the first six months 2002. The increase in income is primarily due to the absence of a charge recorded in the first quarter of the prior year related to a loss on the disposal of an asset of $0.3 million.

         Interest Expense. Interest expense increased by $1.6 million to $12.6 million for the six months ended June 30, 2003 from $11.0 million for the six months ended June 30, 2002. The increase is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in the current period which was associated with the senior credit facility that was repaid and terminated effective on the date of the Recapitalization. The increase in interest expense was partially offset by lower average debt levels and lower interest rates in the current period. In addition, the first quarter of 2002 included a charge of $0.4 million related to the accelerated amortization of deferred financing fees as a result of a voluntary repayment of debt that occurred in March 2002.

         Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the six months ended June 30, 2003 is approximately 34% compared to 37% for the prior year period. The lower effective tax rate in the current period is primarily due to lower state taxes. The difference between the statutory and effective tax rates at both June 30, 2003 and 2002 was primarily due to state taxes (net of federal benefit).

         Net Income. Net income declined by $7.3 million to $1.3 million for the six months ended June 30, 2003 from net income of $8.6 million for the six months ended June 30, 2002 as a result of all the above factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources were significantly impacted as a result of the Recapitalization. Total long-term debt and related current maturities increased by $58.1 million to $319.7 million as of June 30, 2003 compared to the amounts at December 31, 2002. Other significant changes in capital resources and liquidity in connection with the Recapitalization are summarized in the following sources and uses of cash (in thousands of dollars):

SOURCES OF CASH:
Term Loan proceeds                                                                           $ 180,000
Issuance of convertible preferred stock                                                         65,000
Additional borrowings under Receivables Purchase Agreement                                      20,000
Existing cash                                                                                   20,713
Employee repayment of stock loans                                                                1,202
------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $ 286,915
======================================================================================================

USES OF CASH:
Redemption of common stock                                                                   $ 146,983
Repay existing term loans                                                                      115,421
Payments in connection with stock option cancellations                                           3,017
Costs associated with Recapitalization                                                          21,494
------------------------------------------------------------------------------------------------------
TOTAL                                                                                        $ 286,915
======================================================================================================

         The balance of long-term debt and current maturities which totals $319.7 million at June 30, 2003 includes $133.2 million of Senior Subordinated Notes reflected net of unamortized original issue discount; $180.0 million related to a Term Loan issued on the date of the Recapitalization under the new Senior Credit Facility; and $6.5 million of other debt. The new Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility of which $27.4 million was available for borrowing at August 1, 2003 after a letter of credit replacement process was completed. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $22.6 million at August 1, 2003.

         The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which originally was to expire in May 2003. Effective in May 2003, the Company and the financial institution agreed to extend the Receivables Purchase Agreement for a period of three years, subject to the approval of annual renewals by both the Company and the financial institution. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of June 30, 2003, the Company sold $91.7 million of accounts receivable in exchange for $40.0 million in cash and an undivided interest in the accounts receivable of $51.6 million. An additional $10.0 million of financing was available under the Receivables Purchase Agreement at June 30, 2003.

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

         The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective June 30, 2003. The Company anticipates that it will continue to comply with its debt covenants in 2003, however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

         Net cash provided by operating activities was $19.6 million for the six months ended June 30, 2003 compared to net cash used by operating activities of $0.7 million for the six months ended June 30, 2002. The increase is primarily due to net proceeds of $20.0 million from the sale of accounts receivable under the Receivables Purchase Agreement during the current period and reductions in cash used for other assets and liabilities; however, more cash was used in the current period to increase year-over-year inventory and accounts receivable. In addition, $3.3 million less cash was generated in the current period due to lower product liability and workers' compensation noncash expense provisions and higher claims payments in the current period compared to the prior year period. Net cash used for investing activities was $4.1 million for the six months ended June 30, 2003 compared to $6.2 million for the prior year period which primarily reflects lower capital expenditures during the current period. Net cash used for financing activities was $47.8 million for the six months ended June 30, 2003 compared to net cash used of $16.3 million for the prior year period. As previously described, financing activities for the first six months of 2003 reflects transactions that occurred on the date of the Recapitalization including proceeds from issuance of convertible preferred stock of $65.0 million, Term Loan proceeds of $180.0 million, payments of $147.0 million to redeem common stock, repayment of debt totaling $115.4 million and other payments totaling $24.5 million which includes payments of $3.0 million in connection with stock option cancellations. Debt repayments for the first six months of the prior year include a voluntarily repayment of $15 million.

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

         The Company does not have material operations in foreign countries. International sales were not material to the Company's operations for the six months ended June 30, 2003. Accordingly, the Company is not subject to material foreign currency exchange risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of shareholders was held on April 9, 2003. The size of the Board of Directors of Holding (PA) was set at twelve (12) persons and the following twelve (12) persons were elected as directors: Mamoun Askari, James O. Egan, James F. Hardymon, Dennis G. Heiner, Charles K. Marquis, Dana R. Snyder, Howard L. Solot, Christopher J. Stadler, Thomas J. Sullivan, Stephen J. Tempini, Donald M. Werner and Michael E. Werner. Of the total shares of stock voted, all were cast for these twelve (12) persons with the exception that 1,472.4686 shares of voting stock were withheld for all directors. In addition, at the meeting, PricewaterhouseCoopers LLP was approved as the Company's independent auditors for the upcoming year. Of the total shares of stock voted, 70,537.5536 were cast for, 189.3486 were cast against and 21.6032 were withheld, with respect to the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

         A special meeting of shareholders of the Company was held on May 30, 2003. As required by Pennsylvania law, all holders of stock received notice and were eligible to vote at the special meeting. At the meeting, an amendment to the Company's Articles of Incorporation (the "Amended Articles") and the Recapitalization Agreement were adopted and approved, thereby authorizing the Recapitalization. The Amended Articles authorized (i) the Company's Board of Directors to provide for the issuance of shares of preferred stock, including the Series A Preferred Stock, (ii) a new class of common stock into which the Series A Preferred Stock will be convertible, and (iii) reclassified each outstanding share of the Company's common stock into 0.396646 shares of a new class of redeemable common stock and 0.603354 of a retained share of the relevant class of common stock. Of the total shares of stock voted, all were cast for the approval and adoption of the Amended Articles and the Recapitalization Agreement.

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

         3.4 Articles of Amendment of the Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc.

         3.5 Werner Holding Co. (PA), Inc. Statement with Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

         3.6      Amended and Restated By-laws of Werner Holding Co. (PA), Inc.

         10.1 First Amendment to Receivables Purchase Agreement, dated as of May 28, 2003, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association.

         10.2 First Amendment to Purchase and Sale Agreement, dated as of May 28, 2003, among Werner Funding Corporation and Werner Co.

         10.3 Recapitalization and Stock Purchase Agreement, dated as of May 7, 2003, among Werner Holding Co. (PA), Inc., Green Equity Investors III, L.P., and certain shareholders of Werner Holding Co. (PA), Inc., including Exhibit C thereto (filed as
                  Exhibit 99.1 to Issuer's Current Report on Form 8-K filed May 8, 2003).

         10.4 Supplemental Indenture dated as of June 11, 2003, by and among Werner Holding Co. (DE), Inc., The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company) and the guarantors under the Indenture dated as of November 24, 1997.

         10.5 Amendment No. 5 to Werner Holding Co. (PA), Inc. Stock Incentive Plan.

         10.6 Management Services Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc. and Leonard Green & Partners, L.P.

         10.7 Credit Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc.,Citigroup Global Markets Inc., as Syndication Agent, Citigroup Global Markets Inc. and J. P. Morgan Securities, Inc, as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank as Administrative Agent.

         10.8 Amended and Restated Agreement for Management Advisory, Strategic Planning and Consulting Services between Werner Holding Co. (DE), Inc. and Investcorp International Inc. effective as of June 11, 2003.

         10.9 Amended and Restated Werner Co. Deferred Stock Plan, effective as of May 2003.

         10.10 Consent to Stock Unit Adjustment, by Dennis G. Heiner, dated June 2, 2003.

         10.11 Amended and Restated Shareholder Agreement, dated as of June 11, 2003, by and among Werner Holding Co. (PA), Inc., Investcorp Investment Equity Limited, the other holders of shares of Class D Common Stock of Holding PA and the other individuals listed on the signature pages thereto.

         10.12 Registration Rights Agreement, dated as of June 11, 2003, by Werner Holding Co. (PA), Inc for the benefit of certain shareholders.

         10.13 Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner.

         10.14 Option Cancellation Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O'Coin.

         10.15 Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Eric J. Werner.

         10.16 Option Cancellation Agreement, dated as of May 19, 2003, by and between Werner Holding Co. (PA), Inc. and Larry V. Friend.

         10.17 Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson.

         10.18 Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner.

         10.19 Bonus Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O'Coin.

         10.20 Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Eric J. Werner.

         10.21 Bonus Agreement, dated as of May 19, 2003, by and between Werner Holding Co. (PA), Inc. and Larry V. Friend.

         10.22 Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson.

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         The Company filed Current Reports on Form 8-K on May 8 and May 29, 2003 relating to the Recapitalization.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                           WERNER HOLDING CO. (PA), INC.

Date:  August 12, 2003     /s/ LARRY V. FRIEND
                           -----------------------------------------------------
                           Larry V. Friend
                           Vice President, Chief Financial Officer and Treasurer
                           (Principal Financial Officer and Principal Accounting
                           Officer)

                           WERNER HOLDING CO. (DE), INC.

Date:  August 12, 2003     /s/ LARRY V. FRIEND
                           -----------------------------------------------------
                           Larry V. Friend
                           Vice President, Chief Financial Officer and Treasurer
                           (Principal Financial Officer and Principal Accounting
                           Officer)