Form 10-Q
period 2003-09-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2003-11-12
CIK 1056112, 1056121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      Indicate the number of shares outstanding of each of the Co-registrants' classes of common stock, as of September 30, 2003:

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

      Werner Holding Co. (DE), Inc.   1,000 shares of Common Stock

                                      INDEX

                          WERNER HOLDING CO. (PA), INC.

                          WERNER HOLDING CO. (DE), INC.

                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 2003

PART  I          FINANCIAL INFORMATION
Item 1.          Financial Statements of Werner Holding Co. (PA), Inc. and Subsidiaries (Unaudited)
                   Condensed Consolidated Balance Sheets -- September 30, 2003 and
                     December 31, 2002....................................................................           1
                   Condensed Consolidated Statements of Income -- Three and Nine Months Ended
                     September 30, 2003 and 2002..........................................................           2
                   Condensed Consolidated Statements of Changes in Shareholders'
                     Equity (Deficit) -- Nine Months Ended September 30, 2003 and 2002....................           3
                   Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
                     September 30, 2003 and 2002..........................................................           5
                   Notes to Condensed Consolidated Financial Statements...................................           6
Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................          23
Item 3.          Quantitative and Qualitative Disclosures about Market Risk...............................          30
Item 4.          Controls and Procedures..................................................................          30

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings........................................................................          31
Item 6.          Exhibits and Reports on Form 8-K.........................................................          31

SIGNATURES       .........................................................................................          33

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

                         PART I - FINANCIAL INFORMATION
                                     ITEM 1.
                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                            SEPTEMBER 30        DECEMBER 31
                                                                                2003               2002
                                                                              --------           ---------
                                                                            (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents                                               $  15,170           $  43,161
      Accounts receivable                                                        59,871              54,219
      Allowance for doubtful accounts                                            (1,772)             (1,800)
      Prepaid income taxes                                                           --               1,748
      Inventories                                                                60,604              52,530
      Deferred income taxes                                                         487               1,062
      Other                                                                       2,498               1,598
                                                                              ---------           ---------
           Total current assets                                                 136,858             152,518
Property, plant and equipment, net                                              109,779             112,416
Other assets:
      Deferred income taxes                                                      19,261              18,521
      Deferred financing fees, net                                               11,658               4,078
      Other                                                                      17,359              10,710
                                                                              ---------           ---------
                                                                                 48,278              33,309
                                                                              ---------           ---------
           TOTAL ASSETS                                                       $ 294,915           $ 298,243
                                                                              =========           =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                                        $  17,413           $  16,173
      Accrued liabilities                                                        41,125              33,655
      Income taxes payable                                                        2,543                  --
      Current maturities of long-term debt                                       15,607              27,622
                                                                              ---------           ---------
           Total current liabilities                                             76,688              77,450
Long-term obligations:
      Long-term debt                                                            304,054             233,954
      Reserve for product liability and workers' compensation claims             49,534              48,205
      Other long-term obligations                                                41,382              40,959
                                                                              ---------           ---------
           Total liabilities                                                    471,658             400,568
Convertible preferred stock                                                      61,240                  --
Shareholders' deficit:
      Common stock                                                                    1                   1
      Additional paid-in-capital                                                203,771             200,872
      Accumulated deficit                                                      (280,329)           (287,078)
      Treasury stock, at cost                                                  (146,983)                 --
      Accumulated other non-owner changes in equity                             (13,144)            (13,694)
      Notes receivable arising from stock loan plan                              (1,299)             (2,426)
                                                                              ---------           ---------
           Total shareholders' deficit                                         (237,983)           (102,325)
                                                                              ---------           ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 294,915           $ 298,243
                                                                              =========           =========

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30                           SEPTEMBER 30
                                               ----------------------------          ----------------------------
                                                 2003               2002               2003               2002
                                               ---------          ---------          ---------          ---------
Net sales                                      $ 136,779          $ 134,635          $ 372,570          $ 382,198
Cost of sales                                     84,598             86,738            239,378            256,953
                                               ---------          ---------          ---------          ---------
Gross profit                                      52,181             47,897            133,192            125,245
General and administrative expenses                8,506              7,012             21,800             21,383
Selling and distribution expenses                 23,977             21,498             66,419             59,621
Recapitalization expense                              81                 --             10,198                 --
Manufacturing and distribution
  optimization costs                               1,127                 --              2,102                 --
                                               ---------          ---------          ---------          ---------
Operating profit                                  18,490             19,387             32,673             44,241
Other income (expense), net                          127                173                410               (188)
                                               ---------          ---------          ---------          ---------
Income before interest and taxes                  18,617             19,560             33,083             44,053
Interest expense                                   6,068              5,278             18,645             16,282
                                               ---------          ---------          ---------          ---------
Income before income taxes                        12,549             14,282             14,438             27,771
Income tax                                         4,777              5,503              5,414             10,431
                                               ---------          ---------          ---------          ---------
NET INCOME                                         7,772              8,779              9,024             17,340
Convertible preferred stock dividends
  and accretion                                    3,017                 --              3,081                 --
                                               ---------          ---------          ---------          ---------
NET INCOME ATTRIBUTABLE TO
  COMMON SHAREHOLDERS                          $   4,755          $   8,779          $   5,943          $  17,340
                                               =========          =========          =========          =========

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       ACCUMULATED
                                                                                          OTHER                     TOTAL
                                                 ADDITIONAL                             NON-OWNER                SHAREHOLDERS'
                                      COMMON      PAID-IN    ACCUMULATED   TREASURY       EQUITY                    EQUITY
                                      STOCK       CAPITAL      DEFICIT       STOCK       CHANGES       OTHER       (DEFICIT)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance at January 1, 2003          $       1    $ 200,872    $(287,078)   $      --    $ (13,694)   $  (2,426)   $(102,325)
Non-owner equity changes:
  Net income                                                      2,391                                               2,391
  Derivative instruments-amounts
     reclassified to income (net
     of deferred tax of $89)                                                                 (152)                     (152)
  Change in fair value of
     derivative commodity
     instruments (net of deferred
     tax of $4)                                                                                 8                         8
                                                                                                                  ---------
        Total non-owner equity
          changes                                                                                                     2,247
Reduction in notes receivable
  arising from stock loan plan                                                                             247          247
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT MARCH 31, 2003           $       1    $ 200,872    $(284,687)   $      --    $ (13,838)   $  (2,179)   $ (99,831)
                                    =========    =========    =========    =========    =========    =========    =========
Non-owner equity changes:
  Net loss                                                       (1,139)                                             (1,139)
  Derivative instruments-amounts
     reclassified to income (net
     of deferred tax of $108)                                                                (184)                     (184)
  Change in fair value of
     derivative commodity
     instruments (net of deferred
     tax of $258)                                                                             440                       440
                                                                                                                  ---------
        Total non-owner equity
          changes                                                                                                      (883)
Redemption of common stock on
  Recapitalization date                                                     (146,983)                              (146,983)
Costs related to redemption of
  common stock                                        (825)                                                            (825)
Repurchase of common stock                             (60)                                                             (60)
Accretion of convertible
  preferred stock                                      (64)                                                             (64)
Noncash compensation associated
  with Recapitalization                              4,590                                                            4,590
Reduction in notes receivable
  arising from stock loan plan                                                                             880          880
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2003            $       1    $ 204,513    $(285,826)   $(146,983)   $ (13,582)   $  (1,299)   $(243,176)
                                    =========    =========    =========    =========    =========    =========    =========
Non-owner equity changes:
  Net income                                                      7,772                                               7,772
  Derivative instruments-amounts
     reclassified to income (net
     of deferred tax of $82)                                                                  140                       140
  Change in fair value of
     derivative commodity
     instruments (net of
     deferred tax of $175)                                                                    298                       298
                                                                                                                  ---------
        Total non-owner equity
          changes                                                                                                     8,210
Convertible preferred stock
  dividends                                                      (2,275)                                             (2,275)
Accretion of convertible
  preferred stock                                     (742)                                                            (742)
                                    ---------    ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 2003       $       1    $ 203,771    $(280,329)   $(146,983)   $ (13,144)   $  (1,299)   $(237,983)
                                    =========    =========    =========    =========    =========    =========    =========

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                   SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           ACCUMULATED
                                                                                              OTHER                    TOTAL
                                                                  ADDITIONAL                NON-OWNER               SHAREHOLDERS'
                                                       COMMON      PAID-IN    ACCUMULATED    EQUITY                     EQUITY
                                                       STOCK       CAPITAL      DEFICIT      CHANGES       OTHER       (DEFICIT)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
Balance at January 1, 2002                           $       1    $ 200,947    $(314,506)   $  (7,882)   $  (2,383)   $(123,823)
Non-owner equity changes:
      Net income                                                                   1,228                                  1,228
      Derivative instruments-amounts reclassified
        to income (net of deferred tax of $251)                                                   428                       428
      Change in fair value of derivative commodity
         instruments (net of deferred tax of $182)                                                311                       311
                                                                                                                      ---------
           Total non-owner equity changes                                                                                 1,967
Reduction in notes receivable arising from
      stock loan plan                                                                                          140          140
                                                     ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT MARCH 31, 2002                            $       1    $ 200,947    $(313,278)   $  (7,143)   $  (2,243)   $(121,716)
                                                     =========    =========    =========    =========    =========    =========
Non-owner equity changes:
      Net income                                                                   7,333                                  7,333
      Derivative instruments-amounts reclassified
        to income (net of deferred tax of $201)                                                   342                       342
      Change in fair value of derivative commodity
        instruments (net of deferred tax of $4)                                                    (6)                       (6)
                                                                                                                      ---------
           Total non-owner equity changes                                                                                 7,669
Notes receivable arising from stock loan
      plan                                                                                                     (23)         (23)
Issuance of common stock                                                 30                                                  30
Repurchase of common stock                                             (855)                                               (855)
Reduction in notes receivable arising from
      stock loan plan                                                                                          402          402
                                                     ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT JUNE 30, 2002                             $       1    $ 200,122    $(305,945)   $  (6,807)   $  (1,864)   $(114,493)
                                                     =========    =========    =========    =========    =========    =========
Non-owner equity changes:
      Net income                                                                   8,779                                  8,779
      Derivative instruments-amounts reclassified
        to income (net of deferred tax of $212)                                                   360                       360
      Change in fair value of derivative commodity
         instruments (net of deferred tax of $778)                                             (1,326)                   (1,326)
                                                                                                                      ---------
           Total non-owner equity changes                                                                                 7,813
Notes receivable arising from stock loan
      plan                                                                                                    (450)        (450)
Issuance of common stock                                                600                                                 600
                                                     ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT SEPTEMBER 30, 2002                        $       1    $ 200,722    $(297,166)   $  (7,773)   $  (2,314)   $(106,530)
                                                     =========    =========    =========    =========    =========    =========
Non-owner equity changes:
      Net income                                                                  10,088                                 10,088
      Derivative instruments-amounts reclassified
        to income (net of deferred tax of $143)                                                   243                       243
      Change in fair value of derivative commodity
         instruments (net of deferred tax of $311)                                                529                       529
      Adjustment to minimum pension liability
        (net of deferred tax of $3,930)                                                        (6,693)                   (6,693)
                                                                                                                      ---------
           Total non-owner equity changes                                                                                 4,167
Notes receivable arising from stock loan
      plan                                                                                                    (112)        (112)
Issuance of common stock                                                150                                                 150
                                                     ---------    ---------    ---------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 2002                         $       1    $ 200,872    $(287,078)   $ (13,694)   $  (2,426)   $(102,325)
                                                     =========    =========    =========    =========    =========    =========

See notes to unaudited condensed consolidated financial statements.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30
                                                                                          ----------------------------------
                                                                                            2003                     2002
                                                                                          ---------                ---------
OPERATING ACTIVITIES
Net income                                                                                $   9,024                $  17,340
Reconciliation of net income to net cash provided by operating activities:
      Noncash stock compensation charge associated with Recapitalization                      4,590                       --
      Other Recapitalization expenses                                                         5,607                       --
      Depreciation                                                                            9,566                    8,763
      Amortization of deferred financing fees and original issue discount                     4,165                    2,203
      Amortization of deferred costs                                                          3,521                    2,771
      Provision for losses on accounts receivable                                               (24)                     450
      Provision for product liability and workers' compensation claims                        9,513                   10,826
      Payment of product liability and workers' compensation claims                          (8,184)                  (5,871)
      Deferred income taxes                                                                    (487)                  (3,031)
      Loss on disposition of property, plant and equipment                                      343                      310
      Changes in operating assets and liabilities:
           Accounts receivable                                                               (5,652)                    (907)
           Prepaid income taxes                                                               1,748                    1,501
           Inventories                                                                       (8,074)                  (5,805)
           Accounts payable                                                                   1,240                   (1,949)
           Income taxes payable                                                               2,543                    1,533
           Other assets and liabilities, net                                                 (2,352)                  (3,844)
                                                                                          ---------                ---------
Net cash provided by operating activities                                                    27,087                   24,290
INVESTING ACTIVITIES
Capital expenditures                                                                         (6,879)                  (9,090)
Proceeds from liquidation of investments                                                         43                      183
                                                                                          ---------                ---------
Net cash used by investing activities                                                        (6,836)                  (8,907)
FINANCING ACTIVITIES
Issuance of convertible preferred stock                                                      65,000                       --
Costs related to issuance of convertible preferred stock                                     (6,841)                      --
Issuance of long-term debt at Recapitalization                                              180,000                       --
Payment of deferred financing fees                                                          (11,441)                      --
Redemption of common stock at Recapitalization                                             (146,983)                      --
Costs related to redemption of common stock                                                    (825)                      --
Repayments of long-term debt at Recapitalization                                           (115,421)                      --
Payment of other Recapitalization expenses                                                   (5,607)                      --
Issuance of common stock                                                                         --                      157
Repurchase of common stock                                                                      (60)                    (453)
Repayments of long-term debt prior to Recapitalization                                       (6,992)                 (16,403)
Repayments of long-term debt after Recapitalization                                            (199)                      --
Repayment of notes receivable arising from stock loan plan                                    1,127                      140
                                                                                          ---------                ---------
Net cash used by financing activities                                                       (48,242)                 (16,559)
                                                                                          ---------                ---------
Net decrease in cash and cash equivalents                                                   (27,991)                  (1,176)
Cash and cash equivalents at beginning of period                                             43,161                   30,473
                                                                                          ---------                ---------
Cash and cash equivalents at end of period                                                $  15,170                $  29,297
                                                                                          =========                =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Capital lease obligations incurred                                                        $     394                $     937
Issuance of common stock in exchange for notes receivable arising
      from stock loan plan                                                                $      --                $     473
Cancellation of notes receivable arising from stock loan plan in connection
      with repurchase of common stock                                                     $     (15)               $    (402)

See notes to unaudited condensed consolidated financial statements

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

A. BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

      Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., ("Holding (PA)") include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. ("Issuer") and the Issuer's wholly-owned subsidiaries (collectively the "Company"). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K.

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

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

      Additional sources of cash to complete the Recapitalization included the Company's Receivables Purchase Agreement, existing cash on-hand and employee stock loan repayments related to the capital stock redeemed. The following is a summary of the sources and uses of cash resulting from, and in connection with, the Recapitalization:

SOURCES OF CASH:
Term Loan proceeds                                                       $180,000
Issuance of convertible preferred stock                                    65,000
Additional borrowings under Receivables Purchase Agreement                 20,000
Existing cash                                                              20,916
Employee repayment of stock loans                                           1,202
                                                                         --------
TOTAL                                                                    $287,118
                                                                         ========
USES OF CASH:
Redemption of common stock                                               $146,983
Repay existing term loans                                                 115,421
Payments in connection with stock option cancellations                      3,017
Costs associated with Recapitalization                                     21,697
                                                                         --------
TOTAL                                                                    $287,118
                                                                         ========

      Costs associated with the Recapitalization include $4,050 to obtain the consent of holders of the Company's 10% Notes (see Note E), a one-time Leonard Green equity commitment fee of $2,500, transaction bonuses of $1,725 paid to certain officers and employees of the Company, a $1,000 credit refinance advisory services fee paid to INVESTCORP S.A. ("Investcorp") and other fees primarily related to investment banking, legal and accounting services and other associated costs totaling $12,422.

      Recapitalization expense reflected on the income statement totals $10,198 and includes a noncash compensation charge of $4,590 associated with the accelerated vesting of stock options (see Note K), payments totaling $3,017 in connection with stock option cancellations, transaction bonus payments totaling $1,725 and other miscellaneous costs totaling $866.

C. CONVERTIBLE PREFERRED STOCK

      Ranking and Liquidation Preference

      The $65,000 of Series A Preferred Stock issued in connection with the Recapitalization ranks senior to all outstanding classes of common stock of the Company with respect to dividends and as to distributions upon the liquidation, winding-up and dissolution of the Company. Each share will have an initial liquidation preference of $1,000 and the holders thereof will be entitled to receive dividends thereon at an annual rate equal to 14%, payable quarterly, from the date the Series A Preferred Stock is first issued until December 31, 2008. The dividends may be paid in cash or, at the election of the Company, in lieu of cash by increasing the liquidation preference by the amount of unpaid dividends. The Company's debt covenants prohibit the payment of cash dividends (see Note E).

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

      Preferred Dividends

      On September 30, 2003, a quarterly preferred dividend in the amount of $2,275 was paid and, in lieu of a cash dividend payment, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividend. The dividend was recorded by reducing retained earnings and increasing the balance of convertible preferred stock. The dividend, which increased the liquidation preference of preferred stock to $67,275, is presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income.

      Conversion into Common Stock

      Holders of the Series A Preferred Stock will be able to convert all or any of the shares of the Series A Preferred Stock into shares of Class F Common Stock of the Company, at any time or from time to time, at a conversion rate equal to the liquidation preference divided by $4,929.66 (such multiple, the "Conversion Rate"). If dividends are unpaid at the election of the Company, the Conversion Rate will increase by 14% per year, compounded quarterly from the date of issue through the third anniversary. Therefore, over time (but in any event not beyond the third anniversary of the date issued), each share of Series A Preferred Stock will be convertible into a greater number of shares of Class F Common Stock. If all of the Series A Preferred shares had been converted as of September 30, 2003, 13,647 shares of Class F Common Stock would have been issued.

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

      Preferred Stock Accretion

      As a result of the Elective Put discussed above, the Series A Preferred Stock will have a redemption value equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock will be accreted to its fair value through December 31, 2006 using the effective interest method. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

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

                                                                               SEPTEMBER 30           DECEMBER 31
                                                                                  2003                    2002
                                                                                 --------               --------
Senior Credit Term Loans repaid on June 11, 2003                                                        $122,197
Senior Credit Term Loan issued June 11, 2003                                     $180,000
Senior Subordinated Notes, due 2007, net of unamortized
      original issue discount of $1,702 in 2003 and $2,007 in 2002                133,298                132,993
Variable Rate Demand Industrial Building Revenue Bonds,
      due 2015                                                                      5,000                  5,000
Capital lease obligations                                                           1,363                  1,386
                                                                                 --------               --------
Total debt                                                                        319,661                261,576
Less current maturities                                                            15,607                 27,622
                                                                                 --------               --------
DEBT CLASSIFIED AS LONG-TERM                                                     $304,054               $233,954
                                                                                 ========               ========

      Senior Credit Facility

      Subject to refinancing or extension of the Notes as discussed above, the $180,000 Term Loan is payable in aggregate principal amounts of $7,500 in 2003, $17,500 in 2004, $22,500 in 2005, $27,500 in 2006, $32,500 in 2007, $45,000 in
2008 and $27,500 in 2009. Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management's option (3.87% at September 30, 2003) and are collateralized by the capital stock of each of the Company's subsidiaries and substantially all the assets of the Company and its subsidiaries, except for Werner Funding Corporation.

      The Company is entitled to draw amounts under the Revolving Credit Facility for general corporate purposes and working capital requirements. The availability under the $50,000 Revolving Credit Facility, under which no amount was outstanding as of September 30, 2003, is reduced by amounts issued under a letter of credit subfacility which totals $22,851 at September 30, 2003. An annual commitment fee of 0.50% is paid on the average daily unused amount of the Revolving Credit Facility.

      Deferred financing fees totaling $7,165 were incurred in connection with obtaining the new Senior Credit Facility. These costs will be deferred and amortized over the life of the facility using the effective interest method. The remaining unamortized deferred financing fees totaling $2,356 associated with the credit facility terminated on the date of the Recapitalization were expensed in June 2003.

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

F. SHIPPING AND HANDLING FEES AND EXPENSES

      Pursuant to the FASB's Emerging Issues Task Force ("EITF") Issue 00-10, Accounting for Shipping and Handling Fees and Costs, all shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the statement of income. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $14,439 and $12,510 are included in the caption entitled, "Selling and distribution expenses" in the condensed consolidated statements of income for the three months ended September 30, 2003 and 2002, respectively, and $40,940 and $34,985 are included for the nine months ended September 30, 2003 and 2002, respectively.

G. INVENTORIES

      Components of inventories are as follows:

                                                        SEPTEMBER 30          DECEMBER 31
                                                           2003                  2002
                                                          -------               -------
Finished goods                                            $36,193               $33,525
Work-in-process                                            13,668                11,770
Raw materials and supplies                                 20,539                17,085
                                                          -------               -------
                                                           70,400                62,380
Less excess of cost over LIFO stated values                 9,796                 9,850
                                                          -------               -------
NET INVENTORIES                                           $60,604               $52,530
                                                          =======               =======

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

      Letters of credit are issued to guarantee the Company's performance under certain contractual obligations. A letter of credit in the amount of $17,492 has been issued to an insurance company to guarantee the payment of certain claims under the Company's product liability and workers' compensation programs. Repayment of principal plus certain accrued interest of the Company's outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5,109. Other letters of credit have been issued totaling $250. Letters of credit, which have a term of one year or less, total $22,851 at September 30, 2003. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

      In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. On November 10, 2003, the Company and the individual defendants entered into a settlement agreement with the plaintiffs in this action. In exchange for the dismissal with prejudice of the lawsuit and the full release of claims, the plaintiffs will receive 100 shares of Class B common stock to be issued by the Company and 100 shares of Class B common stock to be transferred to the plaintiffs by the individual defendants. The Company has received a waiver of certain provisions of the Shareholder Agreement which is necessary in order to issue the shares of stock to the plaintiffs.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

I. SEGMENT INFORMATION

      The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company's reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company's management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company's most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company's segments for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                              THREE MONTHS ENDED                                NINE MONTHS ENDED
                                                 SEPTEMBER 30                                      SEPTEMBER 30
                                      ----------------------------------                ----------------------------------
                                        2003                     2002                      2003                    2002
                                      ---------                ---------                ---------                ---------
NET SALES
Climbing Products                     $ 119,766                $ 115,531                $ 320,485                $ 323,691
Extruded Products                        17,013                   19,104                   52,085                   58,507
                                      ---------                ---------                ---------                ---------
                                      $ 136,779                $ 134,635                $ 372,570                $ 382,198
                                      =========                =========                =========                =========
OPERATING PROFIT (LOSS)
Climbing Products                     $  18,689                $  18,950                $  43,755                $  45,175
Extruded Products                           982                      688                    1,770                      204
Corporate and Other                      (1,181)                    (251)                 (12,852)                  (1,138)
                                      ---------                ---------                ---------                ---------
                                      $  18,490                $  19,387                $  32,673                $  44,241
                                      =========                =========                =========                =========

      Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments and eliminations. "Other income (expense), net" reflected in the condensed consolidated statements of income is also not allocated to the reportable segments. Operating profit (loss) for Corporate and Other for the three and nine months ended September 30, 2003 includes Recapitalization expenses of $81 and $10,198, respectively (see Note
B).

      Operating profit (loss) for the three and nine months ended September 30, 2003 for the Climbing Products segment includes $910 and $1,885, respectively, of costs related to manufacturing and distribution optimization and $934 and $1,729, respectively, of associated startup and realignment costs. For the Extruded Products segment, operating profit (loss) for both the three and nine months ended September 30, 2003 includes $217 of costs related to manufacturing and distribution optimization and $236 of associated startup and realignment costs (see Note L).

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

J.  SALES OF ACCOUNTS RECEIVABLE

      The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of September 30, 2003 and December 31, 2002, the Company had sold, on a recurring basis, $88,181 and $78,765 of accounts receivable in exchange for $25,000 and $20,000 in cash and an undivided interest in accounts receivable of $63,102 and $58,704, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in "Other income (expense), net."

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

                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                              SEPTEMBER 30              SEPTEMBER 30
                                          --------------------      --------------------
                                            2003         2002         2003        2002
                                          -------      -------      -------      -------
Net income, as reported                   $ 7,772      $ 8,779      $ 9,024      $17,340
Less total stock-based employee
     compensation costs determined
     using fair value method, net of
     related tax effects                       --          100          103          293
                                          -------      -------      -------      -------
PRO FORMA NET INCOME                      $ 7,772      $ 8,679      $ 8,921      $17,047
                                          =======      =======      =======      =======

      In connection with the Recapitalization (see Note B) the Company accelerated the vesting of 2,368 options, paid option holders $3,017 in consideration for the cancellation of 1,235 vested options and cancelled the remaining 3,007 issued and outstanding unvested options. A noncash compensation charge totaling $4,590 associated with the accelerated vesting was recorded effective on the date of the Recapitalization. The charge was determined based on the excess of the fair value of the Company's common stock on the date of the Recapitalization compared to the exercise price of the options. Pro forma compensation costs are zero for periods subsequent to March 31, 2003 because all such costs have been recorded as expense in the consolidated statement of income as a result of recording the noncash compensation charge of $4,590. At September 30, 2003, options outstanding total 1,863 all of which are vested.

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

L.  MANUFACTURING AND DISTRIBUTION OPTIMIZATION COSTS

      The Company's strategic plan includes several initiatives intended to optimize its manufacturing and distribution operations to improve productivity and reduce costs. During the second quarter of 2003, the Company commenced the first phase of the optimization plan and transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative during the second quarter to focus the Greenville facility on the Extruded Products segment of the Company's business. During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility in Mexico. In addition, the Company announced on October 23, 2003 that it will close its manufacturing facility located in Carrollton, Kentucky. Additional Phase One initiatives have not yet been implemented. The Company currently anticipates that the total expense associated with Phase One of the optimization plan will approximate $8,000 and is expected to be completed in 2004.

      The costs incurred during the three and nine months ended September 30, 2003 relating to the optimization plan consist of the following:

                                                                                      Costs Incurred During
                                                                          ---------------------------------------------
                                                                          Three Months Ended         Nine Months Ended
                                                                          September 30, 2003         September 30, 2003
                                                                          ------------------         ------------------
Facility and other exit costs                                                    $  332                    $  960
Employee severance and termination benefits                                         597                       833
Other associated costs                                                              198                       309
                                                                                 ------                    ------
Recorded as Manufacturing and distribution optimization costs                     1,127                     2,102
Startup and realignment costs included in:
     Cost of sales                                                                1,132                     1,852
     Selling and distribution expenses                                               38                       113
                                                                                 ------                    ------
Total costs relating to optimization of manufacturing
          and distribution                                                       $2,297                    $4,067
                                                                                 ======                    ======

      A reconciliation of the beginning and ending liability balances showing the manufacturing and distribution optimization costs incurred and charged to expense, and related amounts paid or otherwise settled during the three and nine months ended September 30, 2003 is as follows:

                                      Liability                                       Liability
                                     Balance at        Costs           Costs          Balance at
                                    June 30, 2003     Incurred        Settled      September 30, 2003
                                    -------------     --------        -------      ------------------
Facility and other exit costs          $   --          $  332          $  332          $   --
Employee severance and
      termination benefits                122             597             719              --
Other associated costs                     10             198             198              10
                                       ------          ------          ------          ------
                                       $  132          $1,127          $1,249          $   10
                                       ======          ======          ======          ======

                                      Liability                                       Liability
                                     Balance at        Costs           Costs          Balance at
                                    March 31, 2003     Incurred        Settled     September 30, 2003
                                    --------------     --------        -------     ------------------
Facility and other exit costs          $   --          $  960          $  960          $   --
Employee severance and
      termination benefits                 --             833             833              --
Other associated costs                     --             309             299              10
                                       ------          ------          ------          ------
                                       $   --          $2,102          $2,092          $   10
                                       ======          ======          ======          ======

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

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                             SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                                           -------------------------------------------------------------------------------------
                                                                         COMBINED          NON-
                                            PARENT                       GUARANTOR      GUARANTOR
                                            COMPANY        ISSUER       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           ---------      ---------     ------------    ----------   ------------   ------------
SEPTEMBER 30, 2003
ASSETS
Current assets:
     Accounts receivable                   $      --      $      --      $      --      $  59,871      $      --     $  59,871
     Inventories, net                             --             --         60,604             --             --        60,604
     Other current assets                         59            151         16,005            168             --        16,383
                                           ---------      ---------      ---------      ---------      ---------     ---------
         Total current assets                     59            151         76,609         60,039             --       136,858
Property, plant and equipment, net                --              1        109,778             --             --       109,779
Investment in subsidiaries                  (191,167)      (113,985)         7,672             --        297,480            --
Other assets                                      --         10,745         37,529              4             --        48,278
                                           ---------      ---------      ---------      ---------      ---------     ---------
         TOTAL ASSETS                      $(191,108)     $(103,088)     $ 231,588      $  60,043      $ 297,480     $ 294,915
                                           =========      =========      =========      =========      =========     =========
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (807)     $  23,639      $  53,971      $    (115)     $      --     $  76,688
     Intercompany payable (receivable)       (13,558)      (233,858)       194,930         52,486             --            --
                                           ---------      ---------      ---------      ---------      ---------     ---------
         Total current liabilities           (14,365)      (210,219)       248,901         52,371             --        76,688
Long-term debt                                    --        298,298          5,756             --             --       304,054
Other long-term liabilities                       --             --         90,916             --             --        90,916
Convertible preferred stock                   61,240             --             --             --             --        61,240
Total equity (deficit)                      (237,983)      (191,167)      (113,985)         7,672        297,480      (237,983)
                                           ---------      ---------      ---------      ---------      ---------     ---------
         TOTAL LIABILITIES AND EQUITY
             (DEFICIT)                     $(191,108)     $(103,088)     $ 231,588      $  60,043      $ 297,480     $ 294,915
                                           =========      =========      =========      =========      =========     =========
DECEMBER 31, 2002
ASSETS
Current assets:
     Accounts receivable                   $      --      $      --      $      --      $  54,219      $      --     $  54,219
     Inventories, net                             --             --         52,530             --             --        52,530
     Other current assets                        127            280         45,356              6             --        45,769
                                           ---------      ---------      ---------      ---------      ---------     ---------
         Total current assets                    127            280         97,886         54,225             --       152,518
Property, plant and equipment, net                --              1        112,415             --             --       112,416
Investment in subsidiaries                  (114,826)       (87,728)         7,656             --        194,898            --
Other assets                                      --              5         33,294             10             --        33,309
                                           ---------      ---------      ---------      ---------      ---------     ---------
         TOTAL ASSETS                      $(114,699)     $ (87,442)     $ 251,251      $  54,235      $ 194,898     $ 298,243
                                           =========      =========      =========      =========      =========     =========
LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
Current liabilities:
     Other current liabilities             $    (899)     $  32,344      $  46,186      $    (181)     $      --     $  77,450
     Intercompany payable (receivable)       (11,475)      (233,049)       197,764         46,760             --            --
                                           ---------      ---------      ---------      ---------      ---------     ---------
         Total current liabilities           (12,374)      (200,705)       243,950         46,579             --        77,450
Long-term debt                                    --        228,089          5,865             --             --       233,954
Other long-term liabilities                       --             --         89,164             --             --        89,164
Total equity (deficit)                      (102,325)      (114,826)       (87,728)         7,656        194,898      (102,325)
                                           ---------      ---------      ---------      ---------      ---------     ---------
         TOTAL LIABILITIES AND EQUITY
             (DEFICIT)                     $(114,699)     $ (87,442)     $ 251,251      $  54,235      $ 194,898     $ 298,243
                                           =========      =========      =========      =========      =========     =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                           SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                            -------------------------------------------------------------------------------------
                                                                         COMBINED         NON-
                                             PARENT                      GUARANTOR      GUARANTOR
                                             COMPANY       ISSUER       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                            ---------     ---------     ------------    ----------   ------------    ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
    Net sales                               $      --     $      --      $ 372,570      $      --      $      --      $ 372,570
    Cost of sales                                  --            --        239,378             --             --        239,378
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Gross profit                                   --            --        133,192             --             --        133,192
    Selling, general and administrative
        expenses                                   --            11         88,208             --             --         88,219
    Recapitalization expense                       --            --         10,198             --             --         10,198
    Manufacturing and distribution
        optimization costs                         --            --          2,102             --             --          2,102
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Operating (loss) profit                        --           (11)        32,684             --             --         32,673
    Other income (expense), net                 8,675        10,825         (1,279)         1,965        (19,776)           410
    Interest income (expense)                     655        (3,609)       (13,750)        (1,941)            --        (18,645)
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Income (loss) before income taxes
        (benefit)                               9,330         7,205         17,655             24        (19,776)        14,438
    Income taxes (benefit)                        306        (1,387)         6,487              8             --          5,414
                                            ---------     ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS)                   $   9,024     $   8,592      $  11,168      $      16      $ (19,776)     $   9,024
                                            =========     =========      =========      =========      =========      =========
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2003
    Net sales                               $      --     $      --      $ 136,779      $      --      $      --      $ 136,779
    Cost of sales                                  --            --         84,598             --             --         84,598
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Gross profit                                   --            --         52,181             --             --         52,181
    Selling, general and administrative
        expenses                                   --             4         32,479             --             --         32,483
    Recapitalization expense                       --            --             81             --             --             81
    Manufacturing and distribution
        optimization costs                         --            --          1,127             --             --          1,127
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Operating (loss) profit                        --            (4)        18,494             --             --         18,490
    Other income (expense), net                 7,640         8,927           (405)           716        (16,751)           127
    Interest income (expense)                     239        (2,073)        (3,640)          (594)            --         (6,068)
                                            ---------     ---------      ---------      ---------      ---------      ---------
    Income (loss) before income taxes
        (benefit)                               7,879         6,850         14,449            122        (16,751)        12,549
    Income taxes (benefit)                        107          (770)         5,398             42             --          4,777
                                            ---------     ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS)                   $   7,772     $   7,620      $   9,051      $      80      $ (16,751)     $   7,772
                                            =========     =========      =========      =========      =========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                            SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                            --------------------------------------------------------------------------------------
                                                                          COMBINED          NON-
                                             PARENT                       GUARANTOR      GUARANTOR
                                             COMPANY        ISSUER       SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                            ---------      ---------     ------------    ----------    ------------   ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
    Net sales                               $      --      $      --      $ 382,198      $      --      $      --      $ 382,198
    Cost of sales                                  --             --        256,953             --             --        256,953
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Gross profit                                   --             --        125,245             --             --        125,245
    Selling, general and administrative
        expenses                                    4              4         80,996             --             --         81,004
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Operating (loss) profit                        (4)            (4)        44,249             --             --         44,241
    Other income (expense), net                17,003         18,133         (2,136)         2,341        (35,529)          (188)
    Interest income (expense)                     627         (2,055)       (12,599)        (2,255)            --        (16,282)
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Income (loss) before income taxes
        (benefit)                              17,626         16,074         29,514             86        (35,529)        27,771
    Income taxes (benefit)                        286           (862)        10,977             30             --         10,431
                                            ---------      ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS)                   $  17,340      $  16,936      $  18,537      $      56      $ (35,529)     $  17,340
                                            =========      =========      =========      =========      =========      =========
FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2002
    Net sales                               $      --      $      --      $ 134,635      $      --      $      --      $ 134,635
    Cost of sales                                  --             --         86,738             --             --         86,738
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Gross profit                                   --             --         47,897             --             --         47,897
    Selling, general and administrative
        expenses                                    3              2         28,505             --             --         28,510
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Operating (loss) profit                        (3)            (2)        19,392             --             --         19,387
    Other income (expense), net                 8,676          9,113           (496)           803        (17,923)           173
    Interest income (expense)                     203           (800)        (3,921)          (760)            --         (5,278)
                                            ---------      ---------      ---------      ---------      ---------      ---------
    Income (loss) before income taxes
        (benefit)                               8,876          8,311         14,975             43        (17,923)        14,282
    Income taxes (benefit)                         97           (330)         5,721             15             --          5,503
                                            ---------      ---------      ---------      ---------      ---------      ---------
        NET INCOME (LOSS)                   $   8,779      $   8,641      $   9,254      $      28      $ (17,923)     $   8,779
                                            =========      =========      =========      =========      =========      =========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

M.  SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                               SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                           ----------------------------------------------------------------------
                                                                       COMBINED        NON-
                                            PARENT                     GUARANTOR     GUARANTOR
                                            COMPANY       ISSUER      SUBSIDIARIES   SUBSIDIARY      CONSOLIDATED
                                           --------      --------     ------------   ----------      ------------
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2003
    Net cash from operating activities     $  5,182      $    560      $ 21,346      $     (1)        $ 27,087
    Net cash from investing activities       (2,083)         (766)       (3,987)           --           (6,836)
    Net cash from financing activities       (3,099)          206       (45,349)           --          (48,242)
                                           --------      --------      --------      --------         --------
    Net increase (decrease) in cash
        and cash equivalents                     --            --       (27,990)           (1)         (27,991)
    Cash and cash equivalents at
        beginning of period                      --             1        43,158             2           43,161
                                           --------      --------      --------      --------         --------
    Cash and cash equivalents at
        end of period                      $     --      $      1      $ 15,168      $      1         $ 15,170
                                           ========      ========      ========      ========         ========
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002
    Net cash from operating activities     $    595      $  2,258      $ 21,439      $     (2)        $ 24,290
    Net cash from investing activities         (439)       13,744       (22,212)           --           (8,907)
    Net cash from financing activities         (156)      (16,004)         (399)           --          (16,559)
                                           --------      --------      --------      --------         --------
    Net increase (decrease) in cash
        and cash equivalents                     --            (2)       (1,172)           (2)          (1,176)
    Cash and cash equivalents at
        beginning of period                      --             4        30,465             4           30,473
                                           --------      --------      --------      --------         --------
    Cash and cash equivalents at
        end of period                      $     --      $      2      $ 29,293      $      2         $ 29,297
                                           ========      ========      ========      ========         ========

                 WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--CONTINUED
                             (DOLLARS IN THOUSANDS)

N.  SUBSEQUENT EVENT

      As previously reported, the Company has been informed by its largest customer, Home Depot, that it will no longer purchase aluminum and fiberglass stepladders from the Company. Home Depot has opted to purchase these products directly from China. Stepladder sales to Home Depot in year 2002 and the first nine months of 2003 represented 16% and 12%, respectively, of the Company's total net sales. The Company is also participating in an extension ladder supplier line review with Home Depot that has not yet been completed. This line review process has several potential outcomes, which include losing or gaining additional business. Management is unable to make any forward-looking statements or estimates as to potential outcomes of the line review at this time.

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

RECENT DEVELOPMENTS

      Update of Customer Status. As previously reported, the Company has been informed by its largest customer, Home Depot, that it will no longer purchase aluminum and fiberglass stepladders from the Company effective during the fourth quarter of 2003. Home Depot has opted to purchase these products directly from China. Stepladder sales to Home Depot in the year 2002 and the first nine months of 2003 represented 16% and 12%, respectively, of the Company's total net sales. The Company is also included in an extension ladder line review with Home Depot that began in late October. This line review process has several potential outcomes, which include losing or gaining additional business. The Company has not yet been informed by Home Depot about the outcome of the line review process. Management is currently evaluating other initiatives to increase sales, restructure operations and re-engineer its selling, general and administrative functions to offset the effects of the lost sales volume at Home Depot. Such initiatives may include accelerating implementation of Phase Two of the Company's strategic plans to optimize manufacturing and distribution operations to reduce costs.

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

      Strategic Initiatives. As previously disclosed, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities beginning in the second quarter of 2003. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company's business.

      During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico and expects to further expand its manufacturing activities in Mexico in the future.

      On October 23, 2003, the Company announced that it will close its manufacturing facility located in Carrollton, Kentucky where it manufactures wood stepladders and attic ladders, due to the declining demand for wood stepladders. Wood stepladder sales were approximately 1% of the Company's net sales for the nine months ended September 30, 2003. Production at the facility is expected to cease by mid-2004. The Company will continue to serve its wood stepladder customers by outsourcing production to a third party. Wood attic ladders will continue to be manufactured by the Company at one of its other manufacturing facilities.

RESULTS OF OPERATIONS

      Regulation G, "Conditions for Use of Non-GAAP Financial Measures", and other provisions of the Securities Exchange Act of 1934, as amended, define and prescribe the conditions for use of certain financial information that is not in accordance with generally accepted accounting principles ("GAAP"). EBITDA and Adjusted EBITDA presented below are financial measures which are neither calculated nor presented in accordance with GAAP. EBITDA represents earnings before interest, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude certain costs or transactions considered by management not to be indicative of the on-going operating performance of the Company. EBITDA and Adjusted EBITDA are presented below because they are measures commonly used by some investors to analyze a company's performance and to determine a company's ability to service and/or incur debt. These non-GAAP financial measures should be considered in addition to, not as a substitute for, the Company's net income or cash flows as well as other measures of financial performance in accordance with accounting principles generally accepted in the United States.

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                    --------------------          --------------------
                                                     2003           2002           2003           2002
                                                    -----          -----          -----          -----
                                                                   (DOLLARS IN MILLIONS)
NET INCOME                                          $ 7.7          $ 8.7          $ 9.0          $17.3
Interest expense                                      6.0            5.3           18.6           16.3
Income tax expense                                    4.8            5.5            5.4           10.4
Depreciation and amortization expense                 4.8            4.2           13.1           11.5
Accounts receivable securitization expense            0.1            0.2            0.5            0.5
                                                    -----          -----          -----          -----
EBITDA                                               23.4           23.9           46.6           56.0
Recapitalization expense                              0.1             --           10.2             --
Manufacturing and distribution
  optimization costs                                  1.1             --            2.1             --
Startup and realignment costs included in:
  Cost of sales                                       1.2             --            1.9             --
  Selling and distribution expenses                    --             --            0.1             --
Severance cost associated with separation
  of a former executive officer                        --             --             --            1.6
                                                    -----          -----          -----          -----
ADJUSTED EBITDA                                     $25.8          $23.9          $60.9          $57.6
                                                    =====          =====          =====          =====


      QUARTER ENDED SEPTEMBER 30, 2003 AS COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002

      Net Sales. Net sales increased by $2.2 million, or 1.6%, to $136.8 million for the quarter ended September 30, 2003 from $134.6 million for the quarter ended September 30, 2002. Net sales of climbing products increased by $4.3 million, or 3.7%, to $119.8 million for the quarter ended September 30, 2003 from $115.5 million for the quarter ended September 30, 2002. The sales increase primarily reflects an improvement in product mix mostly due to higher unit sales of fiberglass ladders and aluminum extension ladders which more than offset the impact of lower unit sales of aluminum stepladders at the Company's largest customer. Net sales of extruded products of $17.0 million for the quarter ended September 30, 2003 declined by $2.1 million, or 10.9%, compared to the quarter ended September 30, 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company's business.

      Gross Profit. Gross profit improved by $4.3 million, or 8.9%, to $52.2 million for the quarter ended September 30, 2003 from $47.9 million for the quarter ended September 30, 2002. Gross profit as a percentage of net sales in the quarter ended September 30, 2003 improved to 38.1% from 35.6% for the quarter ended September 30, 2002. The higher gross profit margin is due to the realignment of ladder fabrication and assembly operations in Greenville, Pennsylvania to lower cost facilities and improvements in the mix of products sold as well as on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives. Cost of sales for the current quarter also includes costs of $1.1 million primarily related to manufacturing inefficiencies associated with the start-up and realignment of ladder fabrication and assembly operations that was initiated in the second quarter of 2003.

      General and Administrative Expenses. General and administrative expenses were $8.5 million for the quarter ended September 30, 2003 compared to $7.0 million for the quarter ended September 30, 2002, an increase of $1.5 million. The increase is primarily due to increases in legal, professional, management advisory and consulting expenses (related, in part, to new product development), pension expense and depreciation related to capitalized computer hardware and software costs. Pension expense increased in the current quarter due to lower than expected returns on plan investments and a decrease in the discount rate used to value pension liabilities.

      Selling and Distribution Expenses. Selling and distribution expenses increased by $2.5 million to $24.0 million for the quarter ended September 30, 2003 compared to $21.5 million for the quarter ended September 30, 2002 primarily reflecting higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates.

      Manufacturing and Distribution Optimization Costs. Beginning in the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company's business. During the third quarter, the Company began manufacturing component parts and accessories at a leased facility in Mexico. The total costs incurred during the third quarter relating to the optimization of the Company's manufacturing and distribution operations were $2.3 million which includes $1.1 million recorded in Cost of sales and $0.1 million in Selling and distribution expenses.

      Operating Profit. Operating profit declined by $0.9 million to $18.5 million for the quarter ended September 30, 2003 from $19.4 million for the quarter ended September 30, 2002 primarily due to the recognition of $2.3 million of costs relating to the Company's plan to optimize its manufacturing and distribution operations. If the impact of optimization costs is removed, operating profit would have been $20.8 million in the quarter which is $1.4 million, or 7.2%, more than operating profit for the quarter ended September 30, 2002.

      Operating profit of the Climbing Products segment declined $0.3 million to $18.7 million for the quarter ended September 30, 2003. If the impact of optimization costs totaling $1.8 million is removed, operating profit would have been $20.5 million which is $1.5 million, or 8.4%, more than operating profit for the third quarter of the prior year. The increase primarily reflects the improvement in gross profit partially offset by higher selling and distribution expenses.

      Operating profit of the Extruded Products segment improved by $0.3 million to $1.0 million for the quarter ended September 30, 2003. If the impact of optimization costs totaling $0.5 million is removed, operating profit would have been $1.5 million which is $0.8 million more than operating profit for the third quarter of the prior year. The improvement in operating profit of $0.8 million is primarily due to improvements in the profitability of the segment's sales mix which more than offset the effects of lower aluminum extrusion production volumes.

      Corporate and Other expenses increased by $0.9 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 primarily due to higher legal and professional expenses and higher management advisory and consulting fees.

      Other Income (Expense), Net. Other income (expense) was net income of $0.1 million for the quarter ended September 30, 2003, a decrease in income of $0.1 million compared to the third quarter of 2002.

      Interest Expense. Interest expense increased by $0.8 million to $6.1 million for the quarter ended September 30, 2003 from $5.3 million for the quarter ended September 30, 2002. The increase is primarily due to higher debt levels in the current quarter.

      Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the quarter ended September 30, 2003 is approximately 38% compared to 39% for the third quarter of the prior year. The difference between the statutory and effective tax rates at both September 30, 2003 and 2002 was primarily due to state taxes (net of federal benefit).

      Net Income. Net income was $7.8 million for the quarter ended September 30, 2003 which is $1.0 million less than net income of $8.8 million for the quarter ended September 30, 2002 as a result of all the above factors.

      NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      Net Sales. Net sales were down $9.6 million, or 2.5%, to $372.6 million for the nine months ended September 30, 2003 from $382.2 million for the nine months ended September 30, 2002. Net sales of climbing products decreased by $3.2 million, or 1.0%, to $320.5 million for the nine months ended September 30, 2003 from $323.7 million for the first nine months of the prior year. The sales decline primarily reflects lower unit sales volumes of aluminum and wood stepladders offset, for the most part, by higher sales of fiberglass ladders. Net sales of extruded products of $52.1 million for the nine months ended September 30, 2003 declined by $6.4 million, or 11.0%, compared to the nine months ended September 30, 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company's business.

      Gross Profit. Despite lower sales, gross profit improved by $8.0 million, or 6.3%, to $133.2 million for the nine months ended September 30, 2003 from $125.2 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales in the nine months ended September 30, 2003 improved to 35.7% from 32.8% for the first nine months of 2002. The higher gross profit margin is largely due to the realignment of ladder fabrication and assembly operations in Greenville, Pennsylvania to lower cost facilities as well as on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives. An improvement in the profitability of the product mix also contributed to the higher gross profit margin. These improvements more than offset the effects of lower aluminum extrusion production volumes. Cost of sales for the current period includes costs of $1.9 million primarily related to manufacturing inefficiencies associated with the start-up and realignment of ladder fabrication and assembly operations that was initiated in the second quarter of 2003.

      General and Administrative Expenses. General and administrative expenses were $21.8 million for the nine months ended September 30, 2003 compared to $21.4 million for the nine months ended September 30, 2002, an increase of $0.4 million or 2.0%. Expenses of the first nine months of the prior year include severance cost of $1.6 million associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses were $2.0 million higher in the current period than the prior year period due to higher pension expense, higher management advisory and consulting fees, higher legal and professional expenses (related, in part, to new product development) and higher depreciation related to capitalized computer hardware and software costs. Pension expense increased in the current period due to lower than expected returns on plan investments and a decrease in the discount rate used to value pension liabilities. These increases in expense in the current period were partially offset by a lower provision for performance based incentive compensation.

      Selling and Distribution Expenses. Selling and distribution expenses increased by $6.8 million, or 11.4%, to $66.4 million for the nine months ended September 30, 2003 compared to $59.6 million for the nine months ended September 30, 2002 primarily reflecting higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates. These cost increases more than offset the impact of lower unit sales volumes.

      Recapitalization Expense. Recapitalization expense for the nine months ended September 30, 2003 totals $10.2 million and includes a noncash compensation charge of $4.6 million associated with the accelerated vesting of stock options in connection with the Recapitalization. Recapitalization expense also includes a compensation charge of $3.0 million related to cancellation payments for certain vested options, transaction bonus payments totaling $1.7 million paid to certain officers and employees of the Company and, other professional fees and miscellaneous expenses totaling $0.9 million.

      Manufacturing and Distribution Optimization Costs. Beginning in the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company's business. During the third quarter, the Company began manufacturing component parts and accessories at a leased facility in Mexico. The total costs incurred during the first nine months of 2003 relating to the optimization of the Company's manufacturing and distribution operations were $4.1 million which includes $1.9 million recorded in Cost of sales and $0.1 million in Selling and distribution expenses.

      Operating Profit. Operating profit declined by $11.5 million to $32.7 million for the nine months ended September 30, 2003 from $44.2 million for the nine months ended September 30, 2002 primarily due to the recognition of $10.2 million of Recapitalization expense and $4.1 million of costs related to the Company's plan to optimize its manufacturing and distribution operations. If the impact of the Recapitalization expense and optimization costs is removed, in addition to removal of the prior year impact of the one-time severance cost of $1.6 million associated with the separation of a former executive officer, operating profit would have been $47.0 million in the current period which is $1.2 million, or 2.4%, more than the prior year period.

      Operating profit of the Climbing Products segment decreased $1.4 million to $43.7 million in the first nine months of 2003. If the impact of optimization costs totaling $3.6 million is removed, in addition to removal of the prior year impact of a one-time severance cost allocation of $1.3 million, operating profit of the Climbing Products segment would have increased by $0.9 million, or 1.9%, to $47.3 million in the current period compared to the first nine months of 2002. The increase primarily reflects the improvement in gross profit which more than offset the negative impact of higher selling and distribution expenses.

      Operating profit of the Extruded Products segment was $1.8 million for the nine months ended September 30, 2003 compared to $0.2 million for the nine months ended September 30, 2002. If the impact of optimization costs totaling $0.5 million is removed, operating profit would have been $2.3 million which is $2.1 million more than operating profit for the prior year period. The improvement in operating profit of $2.1 million is primarily due to improvements in the profitability of the segment's sales mix and lower allocated severance costs more than offsetting the effects of lower aluminum extrusion production volumes.

      Corporate and Other expenses increased by $11.7 million for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to Recapitalization expense of $10.2 million recorded in the current period in addition to higher legal and professional expenses, and higher management advisory and consulting fees.

      Other Income (Expense), Net. Other income (expense) was net income of $0.4 million for the nine months ended September 30, 2003, an increase in income of $0.6 million compared to the first nine months 2002. The expense last year included a charge recorded in the first quarter of 2002 relating to the loss on disposal of an asset of $0.3 million.

      Interest Expense. Interest expense increased by $2.3 million to $18.6 million for the nine months ended September 30, 2003 from $16.3 million for the nine months ended September 30, 2002. The increase is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in the current period which was associated with the senior credit facility that was repaid and terminated effective on the date of the Recapitalization. In addition, the first quarter of 2002 included a charge of $0.4 million related to the accelerated amortization of deferred financing fees as a result of a voluntary repayment of debt that occurred in March 2002. After removing the impact of accelerating the recognition of unamortized deferred financing fees, interest expense is $0.3 million greater in the current period primarily due to the higher average debt levels in the current period resulting from the Recapitalization.

      Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the nine months ended September 30, 2003 is approximately 37% compared to 38% for the prior year period. The lower effective tax rate in the current period is primarily due to lower state taxes. The difference between the statutory and effective tax rates at both September 30, 2003 and 2002 was primarily due to state taxes (net of federal benefit).

      Net Income. Net income declined by $8.3 million to $9.0 million for the nine months ended September 30, 2003 from net income of $17.3 million for the nine months ended September 30, 2002 as a result of all the above factors.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's liquidity and capital resources were significantly impacted as a result of the Recapitalization that occurred on June 11, 2003. Total long-term debt and related current maturities increased by $58.1 million to $319.7 million as of September 30, 2003 compared to the amounts at December 31, 2002. Other significant changes in capital resources and liquidity in connection with the Recapitalization are summarized in the following sources and uses of cash (in millions of dollars):

SOURCES OF CASH:
Term Loan proceeds                                                        $180.0
Issuance of convertible preferred stock                                     65.0
Additional borrowings under Receivables Purchase Agreement                  20.0
Existing cash                                                               20.9
Employee repayment of stock loans                                            1.2
                                                                          ------
TOTAL                                                                     $287.1
                                                                          ======

USES OF CASH:
Redemption of common stock                                                $147.0
Repay existing term loans                                                  115.4
Payments in connection with stock option cancellations                       3.0
Costs associated with Recapitalization                                      21.7
                                                                          ------
TOTAL                                                                     $287.1
                                                                          ======

      The balance of long-term debt and current maturities which totals $319.7 million at September 30, 2003 includes $133.3 million of Senior Subordinated Notes reflected net of unamortized original issue discount; $180.0 million related to a Term Loan issued on the date of the Recapitalization under the new Senior Credit Facility; and $6.4 million of other debt. The new Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility of which $27.1 million was available for borrowing at September 30, 2003. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $22.9 million at September 30, 2003.

      The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate which originally was to expire in May 2003. Effective in May 2003, the Company and the financial institution agreed to extend the Receivables Purchase Agreement for a period of three years, subject to the approval of annual renewals by both the Company and the financial institution. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of September 30, 2003, the Company sold $88.2 million of accounts receivable in exchange for $25.0 million in cash and an undivided interest in the accounts receivable of $63.1 million. An additional $25.0 million of financing was available under the Receivables Purchase Agreement at September 30, 2003. In October 2003, the

Company reduced the utilization of the facility to $20.0 million which increased the availability under the facility to $30.0 million.

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

      The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. The Company is in compliance with all of its debt covenants as of September 30, 2003. The previously-described loss of the stepladder business at the Company's largest customer will adversely impact future sales and earnings. The outcome of the extension ladder line review process currently in progress at Home Depot could also impact future sales and earnings. The Company anticipates that it will continue to comply with its debt covenants for the next twelve months; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

      Net cash provided by operating activities was $27.1 million for the nine months ended September 30, 2003 compared to $24.3 million for the nine months ended September 30, 2002. The increase is primarily due to net proceeds of $5.0 million from the sale of accounts receivable under the Receivables Purchase Agreement during the current period and reductions in cash used for accounts payable, deferred income taxes and other assets and liabilities. However, more cash was used in the current period to increase year-over-year accounts receivable and inventories. In addition, $3.6 million less cash was generated in the current period due to lower product liability and workers' compensation noncash expense provisions and higher claims payments in the current period compared to the prior year period. Net cash used for investing activities was $6.8 million for the nine months ended September 30, 2003 compared to $8.9 million for the prior year period which primarily reflects lower capital expenditures during the current period. Net cash used for financing activities was $48.2 million for the nine months ended September 30, 2003 compared to net cash used of $16.6 million for the prior year period. As previously described, financing activities for the first nine months of 2003 reflects transactions that occurred on the date of the Recapitalization including proceeds from issuance of convertible preferred stock of $65.0 million, Term Loan proceeds of $180.0 million, payments of $147.0 million to redeem common stock, repayment of debt totaling $115.4 million and other payments totaling $24.7 million which includes payments of $3.0 million in connection with stock option cancellations. Debt repayments for the first nine months of the prior year include a voluntarily repayment of $15 million.

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

      The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company's operations for the nine months ended September 30, 2003. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates because its foreign currency exchange risk is minimal.

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

      In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action 98-503). The action purports, in part, to be brought derivatively on behalf of Holding (PA) and, in part, to be brought on behalf of plaintiffs individually against the Company and certain current and former officers and directors of the Company. On November 10, 2003, the Company and the individual defendants entered into a settlement agreement with the plaintiffs in this action. In exchange for the dismissal with prejudice of the lawsuit and the full release of claims, the plaintiffs will receive 100 shares of Class B common stock to be issued by the Company and 100 shares of Class B common stock to be transferred to the plaintiffs by the individual defendants. The Company has received a waiver of certain provisions of the Shareholder Agreement which is necessary in order to issue the shares of stock to the plaintiffs.

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

      3.4 Articles of Amendment of the Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

      3.5 Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as
            Exhibit 3.5 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

      3.6 Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Issuer's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

            The Company filed a Current Report on Form 8K dated October 17, 2003 reporting the current status of the Company's business relationship with its largest customer, Home Depot, under Item 12. Results of Operations and Financial Condition.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                       WERNER HOLDING CO. (PA), INC.


Date:  November 12, 2003               /s/    LARRY V. FRIEND
                                       -----------------------------------------
                                       Larry V. Friend
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal Financial
                                       Officer and Principal Accounting Officer)




                                       WERNER HOLDING CO. (DE), INC.


Date:  November 12, 2003               /s/  LARRY V. FRIEND
                                       -----------------------------------------
                                       Larry V. Friend
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal Financial
                                       Officer and Principal Accounting Officer)