Form 10-K
period 2003-12-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2004-03-30
CIK 1056112, 1056121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

     (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to

Commission File No. 333-46607-12 WERNER HOLDING CO. (PA), INC. (Exact name of Co-registrant as specified in its charter)	Commission File No. 333-46607 WERNER HOLDING CO. (DE), INC. (Exact name of Co-registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of Incorporation or organization)	25-0906895 (IRS Employer Identification No.)	Delaware (State or other jurisdiction of Incorporation or organization)	25-1581345 (IRS Employer Identification No.)

93 Werner Rd. Greenville, Pennsylvania (Address of principal executive offices)	16125 (Zip Code)	1105 North Market St. Suite 1300 Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

(724) 588-2550 (Co-registrant’s telephone number including area code)	(302) 478-5723 (Co-registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the co-registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Not applicable

Indicate by check mark whether each of the co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not applicable

Indicate the number of shares outstanding of each of the co-registrants’ classes of common stock, as of December 31, 2003:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,315.9002 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc. 1,000 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements which include, among other things, discussions of the Company’s (as defined) business and results of operations, position in its industries, future operations, liquidity and capital resources. These forward-looking statements are based upon estimates and assumptions made by management of the Company that, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such statements and estimates. No assurance can be given that any of such statements or estimates will be realized and it is likely that actual results will differ materially from those contemplated by such forward-looking statements.

     The information presented in this Annual Report on Form 10-K relates to Werner Holding Co. (PA), Inc., a Pennsylvania corporation (“Holding (PA)”), its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Holding (DE)”) and Werner Co., a Pennsylvania corporation and Holding (DE)’s wholly-owned subsidiary (“Werner”). Holding (PA) has no substantial operations or assets other than its investment in Holding (DE) and Holding (DE) has no substantial operations or assets other than its investments in its subsidiaries. As used herein and except as the context otherwise may require, the “Company” means Holding (PA), Holding (DE), Werner and all of their consolidated subsidiaries.

PART I

Item 1. Business.

Overview

     Holding (PA), incorporated in 1945, and Holding (DE), incorporated in 1988, are the holding companies of Werner Co., a corporation engaged in the manufacture and sale of climbing products and aluminum extruded products. According to management’s estimates, Werner is the nation’s largest manufacturer and marketer of ladders and other climbing products. Werner’s climbing products include aluminum, fiberglass and wood ladders, scaffolding, stages and planks. The Werner brand name has over a 50 year history and Werner is the most recognized name by professional end-users of climbing products in the United States. In addition to climbing products, Werner manufactures and sells aluminum extruded products and more complex fabricated components to a number of industries, including the automotive, electronics, and architectural and construction industries.

Description of the Business

     The Company operates in two business segments, Climbing Products and Extruded Products.

     Climbing Products

     Werner manufactures approximately 1,100 stock keeping units of fiberglass, aluminum, and wood climbing products and accessories primarily under the Werner brand and selectively under the Keller and Stanley brands. The Company produces five principal categories of climbing equipment: (i) single and twin stepladders; (ii) extension, fixed, and multipurpose ladders; (iii) attic ladders; (iv) stages, planks, work platforms, and scaffolds; and (v) assorted ladder accessories. The majority of the Company’s climbing products sales are of either aluminum or fiberglass ladders. Through its development of proprietary aluminum extrusion and fiberglass pultrusion technology, and its broad sales and distribution system, the Company is a leader in the climbing products industry.

     The Company’s sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company’s climbing products are sold directly and through approximately 51 independent, commissioned manufacturer’s representative organizations, which sell to four major distribution channels: (i) home improvement, (ii) hardware, (iii) professional and (iv) other retail. The Company’s sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

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

     Werner sells aluminum extrusions to customers in the automotive, electronics, architectural and construction industries who use them in a broad range of products including cellular phone panels, garage door lift systems, material handling and factory automation equipment, electrical connectors, recreational vehicle accessories, and commercial lighting and window wall systems.

     The Company’s extruded products sales organization is supplemented by approximately nine independent manufacturer’s representative organizations. The Company operates on a “make-to-order” basis with most extruded products customers.

Segments

     See Note O entitled “Segment Information” included in the notes to consolidated financial statements which is incorporated herein by reference.

Raw Materials and Suppliers

     The Company is a major consumer of aluminum and has contracts to provide most of its estimated aluminum requirements with four principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. Three of these contracts will be renegotiable in 2004 and one will be renegotiable in 2008. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company’s operations.

     The Company has implemented various hedging strategies to mitigate the impact of raw material price fluctuations. To hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements, the Company has utilized futures and option contracts. The Company’s practice is not to hold derivative commodity instruments, including aluminum futures and option contracts, for trading purposes. These futures and option contracts are placed with established metal brokers and can range up to two years in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

     The Company also has contracts to purchase the basic materials required for fiberglass pultrusion with its principal suppliers. These contracts are typically one to three years in length. The Company has several alternative sources for these basic materials and does not believe that any one of these contracts is material to the operations of the Company.

Patents, Trademarks and Licenses

     No business segment is dependent, to any significant degree, on patents, licenses, franchises or concessions and the loss of these patents, licenses, franchises or concessions would not have a material adverse effect on any business segment. The Company owns numerous patents worldwide, none of which are material to the Company’s operations as a whole. These patents expire from time to time over the next 20 years. The Company holds licenses, franchises and concessions, none of which individually or in the aggregate is material to the Company’s operations as a whole. These licenses, franchises and concessions vary in duration from one to 15 years.

     The Company has numerous trademarks that are utilized in its businesses worldwide. The Werner logo trademark is material to both of the Company’s business segments. This well-known trademark enjoys a reputation for quality and value and, in the climbing products industry, is among the world’s most trusted brand names. While the Company believes its other trademarks are important to its business operations, the loss of any of these other trademarks would not have a material adverse effect on the Company’s operations as a whole.

Sensitivity to Economic Cycles and Weather Conditions

     A significant percentage of the Company’s sales of climbing products is attributable to new residential and nonresidential construction in the United States, which are affected by such cyclical factors as interest rates, inflation, consumer spending habits and employment. Similarly, a significant percentage of the Company’s sales of extruded products is attributable to the new and used automobile and automotive parts markets, which are also affected by such cyclical factors. Sales of climbing equipment are also sensitive to prevailing weather conditions. Unusually severe weather can reduce or defer sales of climbing products by delaying home construction and elective home maintenance and discouraging do-it-yourself projects, which account for a growing portion of the Company’s sales.

Backlog

     Due to the Company’s ability to quickly meet production orders and its production forecasting systems, the Company has no significant backlog in climbing products. Most extruded products are produced on a make-to-order basis.

Competition

     Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 12 principal foreign and domestic competitors in 2003. Foreign manufacturers compete in U.S. markets primarily on the basis of price. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

     In its extruded products business, the Company competes with integrated primary aluminum producers, large independent producers and numerous small independent producers located throughout the United States. The Company competes in its extruded products segment on the basis of its specialized extrusion capabilities, customer service and price.

     Some of the Company’s competitors in the climbing products and the extruded products markets have greater financial resources and are less leveraged than the Company. Some of the Company’s extruded products competitors are larger than the Company.

Employees

     The Company had approximately 2,500 salaried and hourly employees as of December 31, 2003. Of the 1,800 hourly employees, approximately 1,300 are covered by seven collective bargaining agreements which expire in 2004 through 2006. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities.

Dependence on Key Customers

     During December 2003, the Company announced that it had entered into a long term strategic alliance with Lowe’s Companies, Inc. (“Lowe’s”). Under this arrangement, Lowe’s will be the exclusive source for Werner® branded climbing equipment in the warehouse home center channel. Werner will supply all of Lowe’s climbing equipment requirements and with Lowe’s, will jointly promote and market Werner® branded products. In addition, Werner will have the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. Other than its alliance with Lowe’s, the Company does not have contractual agreements for the supply of products with most of its other climbing products customers. Sales to Lowe’s accounted for 22%, 18% and 16% of the Company’s net sales in 2003, 2002 and 2001, respectively.

     During October 2003, the Company announced that its largest customer, Home Depot, would no longer purchase aluminum and fiberglass stepladders from the Company but would instead source these products directly form China. Werner was also included in an extension ladder supplier line review at The Home Depot that began in October 2003. After careful consideration and extensive analyses, taking into account the Company’s long-term interests, value and brand equity of Werner, the Company also announced in December 2003 that it had decided to discontinue supplying Werner® branded products to The Home Depot. In order to provide for an orderly transition, the Company continued supplying Werner® branded climbing equipment to The Home Depot into the first quarter of 2004. The financial impact of no longer supplying Home Depot is expected to be significant (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary and Current Developments”). The loss of certain other key climbing products customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. Sales to Home Depot accounted for 27%, 31% and 32% of the Company’s net sales in 2003, 2002 and 2001, respectively.

     No extruded products customer accounted for more than 10% of the Company’s 2003 total net sales.

Environmental Regulation

     The Company’s operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 2003 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Previous Transactions

     The Recapitalization. On June 11, 2003, a recapitalization of the Company (the “Recapitalization”) was completed. On May 7, 2003, the Company entered into a Recapitalization and Stock Purchase Agreement (the “Recapitalization Agreement”) with Green Equity Investors III, L.P. (“GEI”), an affiliate of Leonard Green & Partners L.P. (“Leonard Green”), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65.0 million in the Company in exchange for 65,000 shares of Series A Preferred Stock (see Note G to the Company’s consolidated financial statements included herein), (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $147.0 million and (iii) the Company made certain other payments including $3.0 million to the holders of options to purchase the Company’s Class C Common Stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The Series A Preferred Stock represents approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization. The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired. As part of the Recapitalization, the Company entered into a new $230 million credit facility (see Note E to the Company’s consolidated financial statements included herein) with a syndicate of banks consisting of a $180 million Term Loan and a $50 million Revolving Credit Facility. The Revolving Credit facility was not utilized on the date of the Recapitalization. The Company used $115.4 million to repay in full its existing senior credit facility which was terminated as of the date of the Recapitalization.

Item 2. Properties.

     The Company believes its manufacturing, warehouse and office facilities are suitable and adequate. The Company also believes that its facilities are being utilized consistently with the Company’s plans. As further described in Note P to the consolidated financial statements included herein, operations at the Carrolton, Kentucky and Anniston, Alabama facilities are expected to end in 2004 and 2005, respectively, and the Company intends to sell these facilities. Werner’s corporate headquarters are located at 93 Werner Rd., Greenville, Pennsylvania 16125. The Company’s principal facilities consist of the following:

		Owned/	Approximate
Location	Principal Use	Lease Expiration	Square Footage
Greenville, PA	Office, Manufacturing, Distribution	Owned	640,000
Franklin Park, IL	Office, Manufacturing, Distribution	Owned	672,000
Anniston, AL	Manufacturing, Distribution	Owned	550,000
Carrollton, KY	Manufacturing, Distribution	Owned (1)	200,000
Merced, CA	Manufacturing, Distribution	12/31/2035 (2)	464,000
Juarez, Mexico	Manufacturing, Distribution	7/31/2006	30,000
Bell, CA	Warehouse	4/30/2006	39,100
Phoenix, AZ	Warehouse	1/14/2006	14,500
Dallas, TX	Warehouse	6/30/2004	16,480
Houston, TX	Warehouse	5/31/2006	30,200
Jefferson, LA	Warehouse	4/30/2004	7,800
Greensboro, NC	Warehouse	4/30/2004	15,200
Maryland Heights, MO	Warehouse	9/30/2004	8,700
Minneapolis, MN	Warehouse	8/31/2005	11,900

(1)	Collateral for Variable Rate Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky.

(2)	Building and improvements owned by Werner, real property leased under 15 year ground lease with four 5-year renewals.

     As of December 31, 2003, the Company’s facilities at Greenville, Pennsylvania, Franklin Park, Illinois, Anniston, Alabama, and Merced, California, serve both the climbing products and extruded products segments of its business. All other facilities primarily serve the climbing products segment of the Company’s business. During 2004, Greenville will cease serving the climbing products business and become dedicated to the extruded products business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market for Company’s Common Equity and Related Stockholder Matters.

     There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 2003, all of the issued and outstanding shares of Holding (DE)’s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding (PA) as of December 31, 2003 is as follows:

Class A Common Stock: 26 holders Class B Common Stock: 108 holders Class C Common Stock: 29 holders Class D Common Stock: 11 holders Class E Common Stock: 12 holders

     No dividends have been paid to common shareholders of Holding (PA) in the last two years and no dividends are expected to be declared in the near future. Holding (DE) declares and pays from time to time, certain cash dividends to its sole shareholder, Holding (PA), in order to allow Holding (PA) to pay certain obligations such as taxes and ordinary course operating expenses not exceeding $2,000,000 in any fiscal year. The Senior Credit Facility and the Indenture governing the Notes limit the Company’s ability to pay dividends on its capital stock.

     Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

     (a) On various dates from the November 24, 1997 through December 31, 2003, pursuant to Holding (PA)’s Stock Option Plan, Holding (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at prices ranging from $2,421.29 to $3,100.00 per share, to purchase up to an aggregate of 1,858 shares of Class C Common Stock as of December 31, 2003. See Note I entitled “Stock Incentive Plans” in the notes to consolidated financial statements included herein for additional information.

     (b) On various dates from January 1, 1999 to December 31, 2003, certain members of Werner’s management purchased shares of Holding (PA)’s Class C Common Stock at purchase prices ranging from $2,421.29 to $3,100.00 per share, or an aggregate of approximately $5,878,000 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $3,726,000. The balance of such loans, excluding interest thereon, is $1,299,000 at December 31, 2003. See Note I entitled “Stock Incentive Plans” in the notes to consolidated financial statements included herein for additional information.

     (c) On June 11, 2003, as part of the Recapitalization, Holding (PA) sold to GEI 65,000 shares of Series A Participating Convertible Preferred Stock at an aggregate offering price of $65,000,000. See Note G entitled, “Convertible Preferred Stock” in the notes to consolidated financial statements included herein for additional information.

     The transactions set forth in paragraph (a) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder, as sales by an issuer to employees, directors or officers pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The transactions set forth in paragraphs (b) and (c) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering. The Company believes that exemptions other than those specified above may exist with respect to the transactions set forth above.

Item 6. Selected Financial Data.

     The following selected consolidated financial data is that of Holding (PA). Holding (PA) is a guarantor of the 10% Senior Subordinated Notes due 2007 (the “Notes”) and has no substantial operations or assets other than its investment in Holding (DE). As a result, the consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of Holding (DE). This table contains selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of Holding (PA). The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31
	2003	2002	2001	2000	1999
	(Dollars in Millions, except Per Share Amounts)
Operating Data:
Net sales	$501.1	$520.4	$535.7	$545.2	$503.7
Cost of sales	320.3	343.8	379.2	384.5	348.6

Gross profit	180.8	176.6	156.5	160.7	155.1
General and administrative expenses	28.6	30.0	24.0	29.5	29.9
Selling and distribution expenses	89.8	82.0	83.1	85.6	77.1
Recapitalization expense (a)	11.5	—	—	—	—
Manufacturing and distribution optimization costs (b)	2.9	—	—	—	—
Benefit plan curtailment and settlement		—	—	—	—
gains, net	—	—	—	(6.1)	—
Plant shutdown costs	—	—	(0.1)	1.1	—

Operating profit	48.0	64.6	49.5	50.6	48.1
Other income (expense), net (c)	—	0.3	0.9	(2.2)	(2.0)

Income before interest and taxes	48.0	64.9	50.4	48.4	46.1
Interest expense	24.4	21.5	26.1	27.9	27.1

Income before income taxes	23.6	43.4	24.3	20.5	19.0
Income taxes	7.4	16.0	8.7	8.2	7.7

Net income	$16.2	$27.4	$15.6	$12.3	$11.3

Balance Sheet Data (at end of period):
Cash and cash equivalents	$9.6	$43.2	$30.5	$5.5	$0.9
Working capital	61.4	75.1	65.5	61.2	61.5
Total assets	278.6	298.2	285.0	269.9	255.4
Reserve for product liability and workers’ compensation claims (including current)	47.9	48.2	44.1	38.0	29.8
Total debt (including current maturities)	313.1	261.6	277.4	279.5	278.9
Convertible preferred stock	64.3	—	—	—	—
Common shareholders’ equity (deficit)(d)	(231.9)	(102.3)	(123.8)	(131.3)	(143.9)
Other Financial Data:
Cash flow provided by operating activities	31.8	41.8	44.1	34.6	27.6
Cash flows used in investing activities	(9.4)	(11.8)	(16.0)	(26.7)	(32.5)
Cash flows used in financing activities	(55.9)	(17.2)	(3.2)	(3.3)	(3.6)
Depreciation and amortization(e)	17.7	15.9	14.6	12.8	13.3
Capital expenditures	9.9	12.1	19.4	26.7	20.5

See Notes to Selected Consolidated Historical Financial Data.

Notes to Selected Consolidated Historical Financial Data
(Dollars in Millions)

(a)	Recapitalization expense reflects costs incurred in connection with a recapitalization that occurred in 2003. See Note C to the consolidated financial statements included herein for additional information.

(b)	The Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities beginning in the second quarter of 2003. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business which will be completed in 2004. The total costs incurred during 2003 relating to the optimization of the Company’s manufacturing and distribution operations were $6.4 million which includes $2.9 recorded in “Manufacturing optimization and distributions costs”, $2.0 recorded in “Cost of sales” and $1.5 recorded in “Selling and distribution expenses.” See Note P to the consolidated financial statements included herein for additional information.

(c)	Other income (expense), net for 2003, 2002, 2001, 2000 and 1999 includes $0.7, $0.6, $1.3, $1.9 and $1.5, respectively, of accounts receivable securitization expense.

(d)	The shareholders’ deficit occurred as a result of a redemption of common stock of $332.9 in connection with a recapitalization that occurred in 1997. As a result of this recapitalization, certain affiliates of INVESTCORP S.A. (“Investcorp”) and certain other international investors organized by Investcorp made an equity investment of approximately $122.7, representing approximately 67% of the outstanding capital stock and voting power of the Company. The shareholders’ deficit increased in 2003 by $147.0 as a result of redemption of common stock that occurred in connection with the recapitalization that occurred in 2003. See Note C to the consolidated financial statements included herein for additional information.

(e)	Depreciation and amortization is comprised of the following components in 2003, 2002, 2001, 2000 and 1999: depreciation of property, plant and equipment, $12.9, $12.1, $10.4, $9.1 and $8.8, respectively; and amortization, $4.8, $3.8, $4.2, $3.7 and $4.5, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the “Selected Consolidated Historical Financial Data,” and the Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this Annual Report on Form 10-K. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

Executive Summary and Current Developments

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distributions channels which include home improvement and other retail, hardware and professional. The Company’s climbing products segment generated 86% of the Company’s consolidated net sales in 2003. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 14% of 2003 consolidated net sales.

     The Company’s financial performance has benefited over the last three years from the successful implementation of manufacturing productivity improvements and other cost reduction initiatives. The improvement is reflected in changes in the gross profit margin which was 36.1% in 2003, 33.9% in 2002 and 29.2% in 2001. Financial performance has improved despite declining net sales. Net sales were $501.1 million in 2003, $520.4 million in 2002 and $535.7 million in 2001. The decline in total net sales in 2003 of $19.3 million is primarily attributable to a $25.3 million decline in net sales to Home Depot.

     Net sales of the Climbing Products segment to two significant customers each exceeded 10% of the Company’s total net sales in 2003. The Home Depot and Lowe’s Companies, Inc. (“Lowe’s) accounted for 27% and 22%, respectively, of 2003 net sales. Two significant events occurred in late 2003 relating to each of these customers.

     During October 2003, the Company announced that it was informed by Home Depot that it will no longer purchase aluminum and fiberglass stepladders from the Company but would instead source these products directly from China. Werner was also included in an extension ladder supplier line review at The Home Depot that began in October 2003. After careful consideration and extensive analyses, taking into account the Company’s long-term interests, value and brand equity of Werner, the Company decided to discontinue supplying Werner® branded products to The Home Depot. In order to provide for an orderly transition, the Company continued supplying Werner® branded climbing equipment to The Home Depot into the first quarter of 2004. If the Company had discontinued supplying Home Depot as of January 1, 2003, net sales and operating profit for 2003 would have been approximately $136 million and $39 million less than reported. These amounts do not include any benefits relating to restructuring and downsizing.

     During December 2003, the Company entered into a long term strategic alliance with Lowe’s. Under this arrangement, Lowe’s will be the exclusive source for Werner® branded climbing equipment in the warehouse home center channel. Under this arrangement, Werner will supply all of Lowe’s climbing equipment requirements and with Lowe’s, will jointly promote and market Werner® branded products. In addition, Werner will have the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales.

     Although management believes Werner is now better positioned for long-term profitable growth, the loss of Home Depot will result in a significant reduction in sales volume in 2004 compared to 2003. In order to better align the Company’s cost structure with the reduced sales volumes, a restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands certain manufacturing and distribution optimization activities initiated in 2003. A summary of these initiatives include:

•	In February 2004 the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution operations. All operations at this facility are expected to end no later than the first quarter of 2005. The Company intends to sell this facility.

•	During the third quarter of 2003, the Company began having manufacturing ladder components and accessories manufactured at a leased facility located in Mexico. In early 2004, the Company initiated plans to construct a large manufacturing facility and implement a ladder assembly plant in Juarez, Mexico to be fully operational by late 2004.

•	In early 2004 the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. All production related to climbing products at the Greenville facility will cease during 2004. In addition, the Company announced on October 23, 2003 that it will close its manufacturing facility located in Carrollton, Kentucky that currently manufactures wood climbing products. Production at the facility is expected to cease by mid-2004. The Company intends to sell this facility. Wood ladder customers will continue to be served by outsourcing production to a third party.

      Costs associated with the above-described activities, including costs associated with completing the initiatives began in 2003, are expected to range from $20 million to $25 million mostly during 2004. The annual benefits expected to be realized upon implementation of restructuring initiatives are estimated to range between $15 million and $20 million. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

     As a result of the anticipated reduction in sales volume for the year 2004, the Company may not be in compliance with its existing debt covenants during the second half of the year. Discussions with the Company’s senior lenders have been initiated to modify the existing debt covenants to provide for continued compliance throughout the term of the facility. Although management believes that it will be able to effect acceptable modifications in its debt covenants, no assurance can be given that the Company will be able to maintain compliance in the future.

Critical Accounting Policies and Estimates

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment based on various assumptions and other factors such as historical experience, current and expected economic conditions, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above. The Company believes that the following accounting policies are critical due to the degree of estimation required.

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a general reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations.

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

     The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers’ compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims. The reserve for product liability and workers’ compensation claims is determined on an undiscounted actuarial basis. The reserve includes an amount determined from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The determination of the reserve is primarily predicated on the assumption that selected claims reporting and payment patterns, and frequency and severity trends, will continue to apply. The methods and assumptions used to estimate the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Actual claims experience will affect the amount of expense ultimately recognized.

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

The Recapitalization

     On June 11, 2003, the previously announced Recapitalization of the Company was completed. On May 7, 2003, the Company entered into a Recapitalization Agreement with GEI, an affiliate of Leonard Green, and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65.0 million in the Company in exchange for 65,000 shares of newly issued convertible preferred stock, (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $147.0 million and (iii) the Company made certain other payments including $3.0 million to the holders of options to purchase the Company’s capital stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The convertible preferred shares represent approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization.

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

Results of Operations

     Year Ended December 31, 2003 as Compared to Year Ended December 31, 2002

     Net Sales. Net sales were down $19.3 million, or 3.7%, to $501.1 million for 2003 from $520.4 million for 2002. Net sales of climbing products decreased by $11.5 million, or 2.6%, to $432.8 million for 2003 from $444.3 million in 2002. The sales decline primarily reflects lower unit sales volumes of aluminum and wood stepladders partially offset by higher sales of fiberglass extension ladders. Net sales of extruded products of $68.3 million for 2003 declined by $7.7 million, or 10.2%, compared to 2002 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company’s business and the restructuring of certain low margin accounts to improve profitability.

     Gross Profit. Despite lower sales, gross profit improved by $4.2 million, or 2.4%, to $180.8 million for 2003 from $176.6 million for 2002. Gross profit as a percentage of net sales in 2003 improved to 36.1% from 33.9% for 2002. The higher gross profit margin is largely due to the realignment of ladder fabrication and assembly operations in Greenville, Pennsylvania to lower cost facilities as well as on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives. An improvement in the profitability of the product mix also contributed to the higher gross profit margin. These improvements more than offset the effects of lower aluminum extrusion production volumes. Cost of sales for 2003 includes costs of $2.0 million primarily related to manufacturing inefficiencies associated with the start-up and realignment of ladder fabrication and assembly operations that was initiated in the second quarter of 2003.

     General and Administrative Expenses. General and administrative expenses were $28.6 million for 2003 compared to $30.0 million for 2002, a decrease of $1.4 million or 4.5%. Expenses for 2002 include severance cost of $1.6 million associated with the separation of a former executive officer. Excluding this one-time severance cost, general and administrative expenses were $0.2 million higher in 2003 than 2002 due to higher management advisory and consulting fees, higher pension expense, higher legal and professional expenses (related, in part, to new product development) and higher depreciation related to capitalized computer hardware and software costs all of which were largely offset by a lower provision for performance based incentive compensation. Pension expense increased in 2003 due to lower than expected returns on plan investments during the years 2000 through 2002 and a decrease in the discount rate used to value pension liabilities which reflects the general decline in interest rates.

     Selling and Distribution Expenses. Selling and distribution expenses increased by $7.8 million, or 9.5%, to $89.8 million for 2003 compared to $82.0 million in 2002 which reflects higher shipping and handling expenses to support supply chain initiatives to continue reducing cycle times and improving order fill rates. These cost increases more than offset the impact of lower unit sales volumes.

     Recapitalization Expense. Recapitalization expense recorded in 2003 totals $11.5 million and includes a noncash compensation charge of $4.6 million associated with modifying stock options in connection with the Recapitalization. Recapitalization expense also includes a compensation charge of $3.0 million related to cancellation payments for certain vested options, transaction bonus payments totaling $1.7 million paid to certain officers and employees of the Company, a noncash charge of $1.3 million related to the deferred stock plan and, other professional fees and miscellaneous expenses totaling $0.9 million.

     Manufacturing and Distribution Optimization Costs. The Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities beginning in the second quarter of 2003. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business which will be completed in 2004. During the third quarter of 2003 the Company began manufacturing component parts and accessories at a leased facility in Mexico. The total costs incurred during 2003 relating to the optimization of the Company’s manufacturing and distribution operations were $6.4 million which includes $2.0 million recorded in Cost of sales and $1.5 million in Selling and distribution expenses.

     Operating Profit. Operating profit declined by $16.6 million to $48.0 million for 2003 from $64.6 million for 2002 primarily due to the recognition of $11.5 million of Recapitalization expense and $6.4 million of costs related to optimization of the Company’s manufacturing and distribution operations. If the impact of the Recapitalization expense and optimization costs is removed, in addition to removal of the prior year impact of the one-time severance cost of $1.6 million associated with the separation of a former executive officer, operating profit would have been $65.9 million in the current year which is $0.3 million, or 0.5%, less than 2002. Operating profit, as adjusted, was essentially equal to 2002 despite a decline in net sales of $19.3 million which reflects the positive impact of on-going manufacturing productivity improvements and other manufacturing cost reduction initiatives in addition to an improvement in the profitability of the product mix.

     Operating profit of the Climbing Products segment decreased $4.6 million to $61.3 million in 2003. If the impact of optimization costs totaling $5.8 million is removed, in addition to removal of the prior year impact of a one-time severance cost allocation of $1.3 million, operating profit of the Climbing Products segment would have declined by $0.1 million to $67.1 million in 2003 compared to 2002. The decrease primarily reflects the negative impact of lower sales and higher selling and distribution expenses which more than offset the operational improvements.

     Operating profit of the Extruded Products segment was $2.1 million for 2003 compared to $0.4 million for 2002. If the impact of optimization costs totaling $0.6 million is removed, operating profit would have been $2.7 million which is $2.3 million more than operating profit for 2002. The improvement in operating profit is primarily due to improvements in the profitability of the segment’s sales mix, improved manufacturing performance and lower allocated severance costs more than offsetting the effects of lower aluminum extrusion production volumes.

     Corporate and Other expenses increased by $13.8 million for 2003 compared to 2002 primarily due to Recapitalization expense of $11.5 million recorded in 2003 in addition to higher legal and professional expenses associated with shareholders’ litigation that was settled on November 2003, and higher management advisory and consulting fees.

     Other Income (Expense), Net. Other income (expense), net declined by $0.3 million from $0.3 million of other income recorded in 2002. During 2003 costs associated with the receivables purchase agreement, letter of credit fees and certain other costs were higher than in 2002.

     Interest Expense. Interest expense increased by $2.9 million to $24.4 million for 2003 from $21.5 million for 2002. The increase is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in 2003 which was associated with the senior credit facility that was repaid and terminated effective on the date of the Recapitalization. In addition, the first quarter of 2002 included a charge of $0.4 million related to the accelerated amortization of deferred financing fees as a result of a voluntary repayment of debt that occurred in March 2002. After removing the impact of accelerating the recognition of unamortized deferred financing fees, interest expense is $0.9 million greater in 2003 primarily due to the higher average debt levels in 2003 resulting from the Recapitalization.

     Income Taxes. Income taxes declined by $8.6 million to $7.4 million for 2003 reflecting lower pre-tax income in 2003 and a decrease in the effective tax rate to 31% from 37% in 2002. The decrease in the effective tax rate is primarily due to lower estimated income tax accruals in 2003.

     Net Income. Net income declined by $11.2 million to $16.2 million in 2003 from net income of $27.4 million for 2002 as a result of all the above factors.

     Year Ended December 31, 2002 as Compared to Year Ended December 31, 2001

     Net Sales. Net sales were down $15.3 million, or 2.9%, to $520.4 million for 2002 from $535.7 million for 2001. Net sales of climbing products decreased by $12.2 million, or 2.7%, to $444.3 million for 2002 from $456.5 million for 2001. The sales decline reflects lower unit sales volumes related primarily to wood stepladders and to a major customer lowering its inventory levels mostly during the first quarter. Net sales of extruded products of $76.1 million for 2002 declined by $3.1 million, or 3.9%, compared to 2001. The decline in sales is primarily due to the impact of lower aluminum prices and continued softness in the markets served by this segment of the Company’s business.

     Gross Profit. Gross profit improved by $20.1 million, or 12.8%, to $176.6 million for 2002 from $156.5 million for 2001 despite lower net sales. Gross profit as a percentage of net sales in 2002 improved to 33.9% from 29.2% for 2001. The higher gross profit is largely due to manufacturing productivity improvements and other manufacturing cost reduction initiatives. Lower aluminum and other material costs as well as product mix improvements also contributed to the higher gross profit. On March 27, 2003, the Company announced that it will gradually phase out its ladder, stages, scaffold and plank assembly, fabrication and distribution operations in Greenville, Pennsylvania. The Company will continue to maintain its corporate headquarters, remelt, aluminum extrusion, extruded products fabrication and fiberglass pultrusion operations in Greenville. The Company’s wage and benefit costs at its Greenville manufacturing facility are higher than at its other facilities. This initiative, which is part of the Company’s continuous improvement program to optimize its operations and reduce manufacturing costs, will result in the permanent layoff of approximately 500 employees at the Greenville facility.

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

     Operating Profit. Operating profit improved by $15.1 million, or 30.6%, to $64.6 million for 2002 from $49.5 million for 2001. Operating profit of the Climbing Products segment increased $12.8 million, or 24.1%, to $65.9 million in 2002 including a charge of $1.3 million for an allocated portion of severance costs related to the separation of a former executive officer. Excluding the one-time severance cost allocation, operating profit of the Climbing Products segment in the current period would have increased by $14.1 million, or 26.6%, from $53.1 million in 2001. The improvement in the profitability of climbing products reflects manufacturing productivity improvements and other cost reduction initiatives as well as lower material costs and product mix improvements. Operating income of the Extruded Products segment was $0.4 million for 2002 compared to break-even in 2001. The increase in operating profit of $0.4 million is primarily due to improved manufacturing performance. Corporate and Other expenses declined by $2.0 million in 2002 compared to 2001 primarily due to reduced manufacturing consulting expenses associated with implementing manufacturing productivity improvement initiatives.

     Other Income (Expense), Net. Other income (expense), net declined by $0.6 million from net income of $0.9 million in 2001 to net income of $0.3 million in 2002. The decline is due to lower net investment income related to investments formerly held by MIICA, the Company’s captive insurance subsidiary that was dissolved in 1998, and the absence of interest received in 2001 related to an overpayment of income tax liabilities. The decline was partially offset by lower costs associated with the receivables purchase agreement resulting from lower utilization and interest rates during 2002.

     Interest Expense. Interest expense declined by $4.6 million to $21.5 million for 2002 from $26.1 million for 2001 which primarily reflects the favorable impact of lower interest rates and lower levels of debt in the current year. Accelerated amortization of deferred financing fees of $0.4 million was recorded in 2002 as a result of a $15 million voluntary repayment of term loans under the Senior Credit Facility made by the Company in March 2002. Accelerated amortization of the deferred financing fees of $0.7 million was recorded in 2001 associated with the reduction in borrowing capacity resulting from the amendment of the then existing Senior Credit Facility effective July 24, 2001.

     Income Taxes. Income taxes increased $7.4 million to $16.1 million for 2002 from $8.7 million for 2001 reflecting higher pre-tax income in 2002 and an increase in the effective tax rate to 37% from 36% in 2001. The increase in the effective tax rate is primarily due to lower estimated income tax accruals in 2001.

     Net Income. Net income improved by $11.8 million to $27.4 million for the year ended December 31, 2002 from net income of $15.6 million for the year ended December 31, 2001 as a result of the factors described above.

Liquidity and Capital Resources

     Debt and Other Contractual Obligations

     The following table provides a summary of the Company’s contractual obligations by due date as of December 31, 2003.

	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
Contractual Obligations	Total	year	years	years	years
	(Dollars in Millions)
Debt:
Senior Credit Term Loan (1)	$172.5	$17.5	$50.0	$77.5	$27.5
Senior Subordinated Notes, due 2007	135.0	—	—	135.0	—
Variable Rate Demand Industrial Building Revenue Bonds (2)	5.0	5.0	—	—	—
Receivables Purchase Agreement (3)	20.0	20.0	—	—	—
Capital Lease Payments	2.6	0.8	1.1	0.5	0.2
Operating Lease Payments	7.1	1.8	2.3	0.9	2.1
Funding of defined benefit pension plans (4)	9.0	9.0	—	—	—
Revolving Credit Facility (5)	—	—	—	—	—

Total Contractual Cash Obligations	$351.2	$54.1	$53.4	$213.9	$29.8

(1)	The Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Term Loan will be the earlier of (i) six months prior to the new maturity date of the Notes and (ii) December 31, 2009. The payments due by period reflected for the Senior Credit Term Loan represent the contractually committed obligations for principal payments during the term of the facility. The Company has the option to repay the term loan from time to time, in whole or in part, without premium or penalty.

(2)	The Variable Rate Demand Industrial Building Revenue Bonds were issued in order to finance the Company’s acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility located in Kentucky. During 2003 the Company announced that it will close the Kentucky manufacturing facility during 2004. Although the bonds are scheduled to mature in 2015, the redemption of the bonds probably will be required in 2004 as a result of the facility closing.

(3)	The Company maintains a $50 million receivables purchase agreement with a financial institution and its affiliate (the “Receivables Purchase Agreement”) which will expire in May 2005 subject to annual approvals by both the Company and the financial institution. As of December 31, 2003, the Company utilized $20 million of this facility.

(4)	During 2004 the Company expects to contribute approximately $8 million to the trust established for the non-contributory defined benefit plan which would satisfy the minimum funding requirements of ERISA. Additionally, the Company expects to pay benefits totaling approximately $1 million to participants of its unfunded non-qualified supplemental retirement plans. Contributions and funding required for years 2005 and thereafter have not yet been determined.

(5)	The new Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Revolving Facility will be the earlier of (i) six months prior to the new maturity date of the Notes and (ii) June 11, 2008. Available borrowings under the Company’s Revolving Credit Facility are reduced by amounts issued under a letter of credit subfacility. The Company executes letters of credit in the normal course of business that ensure payments to third parties. The aggregate amount of letters of credit issued at February 29, 2004 was $20.2 million which results in reducing the amount available under the Revolving Credit Facility from $50 million to $29.8 million. Each letter of credit has an expiration date of one year or less. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

     The Company’s liquidity and capital resources were significantly impacted as a result of the Recapitalization that occurred on June 11, 2003. Total long-term debt and related current maturities increased by $51.5 million to $313.1 million as of December 31, 2003 compared to the amounts at December 31, 2002. Other significant changes in capital resources and liquidity in connection with the Recapitalization are summarized in the following sources and uses of cash (in millions of dollars):

Sources of Cash:
Term Loan proceeds	$180.0
Issuance of convertible preferred stock	65.0
Additional borrowings under Receivables Purchase Agreement	20.0
Existing cash	20.9
Employee repayment of stock loans	1.2

Total	$287.1

Uses of Cash:
Redemption of common stock	$147.0
Repay existing term loans	115.4
Payments in connection with stock option cancellations	3.0
Costs associated with Recapitalization	21.7

Total	$287.1

     The balance of long-term debt and current maturities which totals $313.1 million at December 31, 2003 includes $133.4 million of Senior Subordinated Notes reflected net of unamortized original issue discount; a $172.5 million Term Loan issued in connection with the Senior Credit Facility; and $7.2 million of other debt. The Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility of which $29.8 million was available for borrowing at February 29, 2004.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. The Company is in compliance with all its debt covenants effective December 31, 2003. As a result of the anticipated reduction in sales volume for the year 2004, the Company may not be in compliance with its existing debt covenants during the second half of the year. Discussions with the Company’s senior lenders have been initiated to modify the existing debt covenants to provide for continued compliance throughout the term of the Senior Credit Facility. Although management believes that it will be able to effect acceptable modifications in its debt covenants, no assurance can be given that the Company will be able to maintain compliance in the future.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. The agreement, which originally was to expire in May 2003, was extended for a three year period subject to the approval of annual renewals by both the Company and the financial institution. Under the Receivables Purchase Agreement the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (“Funding”), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Receivables Purchase Agreement represents “off-balance sheet financing” since the ownership interest of the affiliate in Funding’s accounts receivable results in assets being removed from the balance sheet rather than resulting in a liability to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates; therefore no servicing asset or liability has been recorded. As of December 31, 2003, the Company sold $84.5 million of accounts receivable in exchange for $20.0 million in cash and an undivided interest in the accounts receivable of $64.5 million. An additional $23.9 million of financing was available under the Receivables Purchase Agreement at December 31, 2003.

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

     The Company’s ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company’s business will generate sufficient cash flows from operations or that future borrowings will be available under the Senior Credit Facility and the Receivables Purchase Agreement in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions, if any. In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

     The market value of the Company’s pension plan assets at the end of December 31, 2003 and 2002 was less than the accumulated benefit obligation which required the recognition of a minimum pension liability of $20.9 million ($12.8 million after-tax) and $22.0 million ($13.4 million after-tax), respectively, based on the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 87, Employers’ Accounting for Pensions. The minimum liability adjustment at December 31, 2003 resulted in an increase in noncurrent liabilities of $20.9 million, an increase in noncurrent deferred income tax assets of $7.5 million, a decrease in shareholders’ equity of $12.8 million and an increase in noncurrent intangible assets of $0.6 million.

     Pension expense increased by $1.5 million in 2003 to $3.4 million from $1.9 million in 2002 primarily due to lower than expected returns on plan investments during years 2000 through 2002 and a decrease in the discount rate used to value pension liabilities from 7.00% to 6.50%. The assumption selected for the expected long-term rate of return on assets is 8.50%. This rate reflects historical returns on equity and fixed income securities provided by independent investment professionals and also reflects the plan’s typical asset allocation among equity and fixed income securities. The decline in the discount rate, which is used to value pension liabilities, reflects the general decline in interest rates. The benchmark consistently used in determining the discount rate is Moody’s AA bond index plus or minus no more than 25 basis points. Pension expense in 2004, which will be determined using a discount rate of 6.25%, is expected to be comparable to 2003 expense. In addition, cash contributions to the pension plan of approximately $8.0 million will be required to be paid to the pension trust during 2004 to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). In 2003 $1.0 million was paid to the pension trust.

     Cash Flows

     Net cash flows provided by operating activities were $31.8 million in 2003 compared to $41.8 million in 2002. The decline is primarily due to more cash being used to increase year-over-year levels of accounts receivable and inventories. In addition, $4.5 million less cash was generated in 2003 due to lower product liability and workers’ compensation noncash expense provisions and higher claims payments in 2003 compared to 2002. Also, more cash was used for payroll costs in 2003 resulting in a decrease in accrued payroll of $5.7 million due to different year-to-year pay period ending dates and a lower accrual for performance based incentive compensation. Net cash flows provided by operating activities were $41.8 million for 2002 compared to $44.1 million provided by operating activities for 2001. The increase in net income in 2002 improved operating cash flows; however, less cash was generated from reducing accounts receivable and inventories in 2002 than in 2001. These factors, in addition to an increase in payments of product liability and workers’ compensation claims, accounted for most of the net decrease in cash provided by operating activities of $2.4 million in 2002.

     Net cash used in investing activities was $9.4 million in 2003 compared to $11.8 million in 2002 which primarily reflects lower capital expenditures during 2003 partially offset by proceeds of $0.5 million realized on the sale of certain property, plant and equipment. Net cash used for investing activities was $11.8 million for 2002 compared to $16.0 million for 2001 primarily reflecting lower capital expenditures during 2002 partially offset by lower proceeds received on the disposal of investments formerly held by MIICA.

     Net cash used for financing activities was $55.9 million for 2003 compared to net cash used of $17.2 million for 2002. As previously described, financing activities for 2003 reflects transactions that occurred on the date of the Recapitalization including proceeds from issuance of convertible preferred stock of $65.0 million, Term Loan proceeds of $180.0 million, payments of $147.0 million to redeem common stock, repayment of debt totaling $115.4 million and other payments totaling $24.7 million which includes payments of $3.0 million in connection with stock option cancellations. Net cash used for financing activities was $17.2 million for 2002 compared to $3.2 million for 2001 which primarily reflects increased repayments of debt in the current period. The Senior Credit Facility allows the Company to voluntarily repay the principal amount of Term Loans from time to time, in whole or in part, without premium or penalty. In March 2002 the Company voluntarily repaid $15 million of Term Loans.

     Capital Expenditures

     The Company’s capital expenditures were $9.9 million, $12.1 million and $19.4 million, in 2003, 2002 and 2001, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $10 million in 2004 for various capital projects, including cost reduction and new product development projects and maintenance capital projects.

     Seasonality, Working Capital and Cyclicality

     Sales of certain products of the Company are subject to seasonal variation. Demand for the Company’s climbing products is affected by residential housing starts and existing home sales, commercial construction activity, and overall home improvement expenditures. Due to seasonal factors associated with the construction industry, sales of products and working capital are typically higher during the second and third quarters than at other times of the year. The Company expects to use the Senior Credit Facility and/or the Receivables Purchase Agreement to meet any seasonal variations in its working capital requirements. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

     Raw Material Costs and Inflation

     The Company purchases aluminum, resins, fiberglass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures and option contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See “Item 1. Business - Raw Materials and Suppliers” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Market Risk Disclosures. The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company does not use derivative financial instruments for speculative or trading purposes.

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk.

     The following table provides information about the Company’s debt obligations and financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates or applicable floating rate index.

								Fair Value
	December 31							December 31
	2004	2005	2006	2007	2008	Thereafter	Total	2003	2002
	(Dollars in Thousands)
Liabilities:
Long-term debt, including current portion:
Fixed Rate-Notes	$—	$—	$—	$135,000	$—	$—	$135,000	$78,300	$135,675
Avg. Interest Rate	—	—	—	10.00%	—	—
Fixed Rate-Capital Leases	$630	$484	$441	$255	$174	$236	$2,220	$2,220	$1,386
Avg. Interest Rate	7.40%	6.92%	6.74%	6.66%	6.58%	6.09%
Variable Rate-Bonds and Term Loan	$22,500	$22,500	$27,500	$32,500	$45,000	$27,500	$177,500	$177,500	$127,197
Avg. Interest Rate	(1),(2)	(1)	(1)	(1)	(1)	(1)

(1)	Average interest rate on Term Loan is equal to LIBOR plus 2.75%.

(2)	Average interest rate on $5 million Variable Rate Industrial Building Revenue Bonds during 2003 was approximately 1.5%.

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the year ended December 31, 2003. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and option contracts. The Company does not actually take delivery of aluminum that is the subject of the futures contracts.

     In the case of futures contracts relating to the Extruded Products segment of the business, the Company agrees to purchase aluminum in the future at a set price relative to a customer firm order commitment. The futures contract is liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. These futures contracts qualify for hedge accounting and, therefore, the gain or loss is recognized in earnings, together with the offsetting gain or loss due to the changes in the fair value of the firm commitment, in the period the customer order attributed to the firm commitment is shipped. At December 31, 2003, the Company had purchased futures contracts, maturing in 2004, for the delivery of 0.2 million pounds of aluminum at a weighted average contract settlement price of $0.6599 per pound. At December 31, 2002, the Company had purchased futures contracts, maturing in 2003, for the delivery of 35.4 million pounds of aluminum at a weighted average contract settlement price of $0.665 per pound. The unrecognized gains and losses for the change in fair value of such futures contracts that qualify for hedge accounting at December 31, 2003 and 2002 were immaterial.

     At December 31, 2003, the company had purchased futures contracts related to the Climbing Products segment, maturing in 2004, for the delivery of 21.3 million pounds of aluminum at a weighted average contract settlement price of $0.6635 per pound. The unrecognized gain (realized and unrealized) for the change in the fair value of such futures contracts that qualify for hedge accounting was $2.5 million at December 31, 2003. During the fourth quarter of 2002, the Company began buying futures contracts relating to the Climbing Products segment of the business whereby it agrees to purchase aluminum in the future at a set price to manage its exposure to variable cash flows of forecasted sales. The futures contracts are liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. These futures contracts did not qualify for hedge accounting in 2002. As a result, the gain or loss on these futures contracts was recognized in earnings in the period of the change in aluminum prices. The gains and losses recognized by the Company during 2002, including the unrealized loss for the change in fair value of open futures contracts at December 31, 2002, were immaterial.

     Option contracts relating to the Climbing Products segment of the business, all qualify for hedge accounting. Through the end of the third quarter of 2002, the Company created a collar by purchasing call options and selling put option contracts for aluminum with a net initial investment near zero to hedge its exposure to variable cash flows of forecasted sales of Climbing Products. Price movement inside the collar was not protected by the derivatives. Whereas, price movement outside the collar or strike price provides either a financial gain or loss (depending upon price movement) if the option is exercised or when the position is closed. The gain or loss on the option contract is recognized in earnings, together with the offsetting gain or loss due to the changes in the actual purchase price of aluminum outside the collar, in the period that the forecasted sale affects earnings. All option contracts expired by May 2003. At December 31, 2002, the Company had purchased call option contracts and sold put option contracts, maturing in 2003, covering 18.0 million pounds of aluminum at strike prices ranging from $.611 to $.729 per pound. The Company had net option contract obligation liabilities of $0.4 million at December 31, 2002.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To the Shareholders and Board
of Directors of Werner Holding Co. (PA), Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, PA
February 26, 2004

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except Per Share Amounts)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$9,594	$43,161
Accounts receivable	59,113	54,219
Allowance for doubtful accounts	(1,950)	(1,800)
Prepaid income taxes	155	1,748
Inventories	55,692	52,530
Deferred income taxes	2,308	1,062
Other	5,193	1,598

Total current assets	130,105	152,518
Other assets:
Deferred income taxes	17,956	18,521
Deferred financing fees	11,043	4,078
Other	9,269	10,710

	38,268	33,309
Property, plant and equipment:
Land and improvements	8,807	8,793
Buildings	49,694	48,211
Machinery and equipment	175,545	167,344

	234,046	224,348
Less accumulated depreciation and amortization	128,657	121,032

	105,389	103,316
Capital projects in progress	4,852	9,100

	110,241	112,416

Total assets	$278,614	$298,243

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued
(Dollars in Thousands, except Per Share Amounts)

	December 31
	2003	2002
Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$15,414	$16,173
Accrued liabilities	30,114	33,655
Current maturities of long-term debt	23,130	27,622

Total current liabilities	68,658	77,450
Long-term obligations:
Long-term debt - less current maturities (net of unamortized original issue discount of $1,600 in 2003 and $2,007 in 2002)	289,990	233,954
Reserve for product liability and workers’ compensation claims	47,880	48,205
Other long-term obligations	39,600	40,959

Total liabilities	446,128	400,568
Convertible preferred stock- Series A, $.01 par value; voting; 65,000 shares authorized; 65,000 issued and outstanding	64,347	—
Shareholders’ deficit:
Common stock:
Class A - $.01 par value; voting; 3,500 shares authorized and 1,134 shares issued and outstanding in 2003; 5,000 shares authorized and 1,880 issued and outstanding in 2002	—	—
Class B - $.01 par value; voting; 20,000 shares authorized and 13,238 shares issued and outstanding in 2003; 25,000 shares authorized and 21,775 issued and outstanding in 2002	—	—
Class C - $.01 par value; non-voting; 30,000 shares authorized and 3,316 shares issued and outstanding in 2003; 45,000 shares authorized and 5,516 shares issued and outstanding in 2002	—	—
Class D - $.01 par value; voting; 604 shares authorized, issued and outstanding in 2003; 1,000 shares authorized, issued and outstanding in 2002	—	—
Class E - $.01 par value; non-voting; 35,000 shares authorized and 27,151 shares issued and outstanding in 2003; 50,000 authorized and 45,000 shares issued and outstanding in 2002	1	1
Treasury stock, at cost, Class R - 29,816 shares	(146,983)	—
Additional paid-in capital	198,881	200,872
Accumulated deficit	(270,918)	(287,078)
Accumulated other non-owner changes in equity	(11,543)	(13,694)
Notes receivable arising from stock loan plan	(1,299)	(2,426)

Total shareholders’ deficit	(231,861)	(102,325)

Total liabilities, preferred stock and shareholders’ deficit	$278,614	$298,243

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	For the Years Ended December 31
	2003	2002	2001
Net sales	$501,106	$520,404	$535,685
Cost of sales	320,266	343,795	379,161

Gross profit	180,840	176,609	156,524
General and administrative expenses	28,638	29,982	24,056
Selling and distribution expenses	89,826	82,000	83,127
Recapitalization expense	11,499	—	—
Manufacturing and distribution optimization costs	2,889	—	—
Plant shutdown costs	—	—	(148)

Operating profit	47,988	64,627	49,489
Other income (expense), net	(15)	324	941

Income before interest and income taxes	47,973	64,951	50,430
Interest expense	24,407	21,472	26,148

Income before income taxes	23,566	43,479	24,282
Income taxes	7,406	16,051	8,727

Net income	16,160	27,428	15,555
Convertible preferred stock dividends and accretion	6,189	—	—

Net income attributable to common shareholders	$9,971	$27,428	$15,555

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, except Per Share Amounts)

	For the Years Ended December 31
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	1,880	$—	1,880	$—	1,880	$—
Reclassified to Class R and redeemed	(746)	—	—	—	—	—

Balance, end of year	1,134	$—	1,880	$—	1,880	$—

Class B Common Stock:
Balance, beginning of year	21,775	$—	21,775	$—	21,775	$—
Issuance of common stock	100	—	—	—	—	—
Reclassified to Class R and redeemed	(8,637)	—	—	—	—	—

Balance, end of year	13,238	$—	21,775	$—	21,775	$—

Class C Common Stock:
Balance, beginning of year	5,516	$—	5,541	$—	5,674	$—
Issuance of common stock	—	—	260	—	60	—
Repurchased or reclassified to Class R and redeemed	(2,200)	—	(285)	—	(193)	—

Balance, end of year	3,316	$—	5,516	$—	5,541	$—

Class D Common Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—
Reclassified to Class R and redeemed	(396)	—	—	—	—	—

Balance, end of year	604	$—	1,000	$—	1,000	$—

Class E Common Stock:
Balance, beginning of year	45,000	$1	45,000	$1	45,000	$1
Reclassified to Class R and redeemed	(17,849)	—	—	—	—	—

Balance, end of year	27,151	$1	45,000	$1	45,000	$1

Treasury stock, at cost, Class R, 29,816 shares:
Balance, beginning of year		$—		$—		$—
Redemption of Class R common stock on Recapitalization Date		(146,983)		—		—

Balance, end of year		$(146,983)		$—		$—

Additional Paid-in Capital:
Balance, beginning of year		$200,872		$200,947		$201,272
Noncash compensation charge associated with Recapitalization		4,590		—		—
Costs related to redemption of common stock		(825)		—		—
Convertible preferred in-kind dividends		(4,630)		—		—
Accretion of preferred stock		(1,559)		—		—
Issuance of common stock		493		780		147
Repurchase of common stock		(60)		(855)		(472)

Balance, end of year		$198,881		$200,872		$200,947

Accumulated Deficit:
Balance, beginning of year		$(287,078)		$(314,506)		$(330,061)
Net income		16,160		27,428		15,555

Balance, end of year		$(270,918)		$(287,078)		$(314,506)

Accumulated Other Non-owner Equity Changes:
Derivative Commodity Instruments: Balance, beginning of year		$(256)		$(1,137)		$—
Cumulative effect of accounting change (net of deferred tax of $69)		—		—		(118)
Amounts reclassified to income (net of deferred tax of $204 in 2003, $807 in 2002 and $1,037 in 2001)		347		1,373		1,766
Change in fair value of derivative commodity Instruments (net of deferred tax of $688 in 2003, $289 in 2002 and $1,635 in 2001)		1,171		(492)		(2,785)

Balance, end of year		1,262		(256)		(1,137)

Minimum Pension Liability: Balance, beginning of year		(13,438)		(6,745)		—
Adjustment (net of deferred tax of $372 in 2003, $3,930 in 2002 and $3,962 in 2001)		633		(6,693)		(6,745)

Balance, end of year		(12,805)		(13,438)		(6,745)

Total accumulated other non-owner equity changes, end of year		$(11,543)		$(13,694)		$(7,882)

Notes Receivable Arising from Stock Loan Plan:
Balance, beginning of year		$(2,426)		$(2,383)		$(2,468)
Reduction (increase) in notes receivable related to stock loan plan		1,127		(43)		85

Balance, end of year		$(1,299)		$(2,426)		$(2,383)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		$(231,861)		$(102,325)		$(123,823)

COMPREHENSIVE INCOME:
Net income		$16,160		$27,428		$15,555
Accumulated other non-owner equity changes		2,151		(5,812)		(7,882)

Total comprehensive income		$18,311		$21,616		$7,673

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended December 31
	2003	2002	2001
Operating activities
Net income	$16,160	$27,428	$15,555
Reconciliation of net income to net cash provided by operating activities:
Noncash stock compensation charge associated with Recapitalization	4,590	—	—
Other Recapitalization expenses	5,608	—	—
Depreciation	12,900	12,081	10,456
Amortization of deferred financing fees and original issue discount	4,882	2,796	3,310
Amortization of deferred costs	4,817	3,799	4,189
Provision for losses on accounts receivable	379	803	635
Provision for product liability and workers’ compensation claims	9,872	12,105	11,844
Payment of product liability and workers’ compensation claims	(10,197)	(7,969)	(5,770)
Deferred income taxes	(1,943)	(862)	3,016
Loss on disposition of property, plant and equipment	11	406	—
Impairment of investments	—	—	303
Changes in operating assets and liabilities:
Accounts receivable	(4,894)	31	4,082
Prepaid income taxes	1,593	(247)	532
Inventories	(3,162)	386	7,702
Accounts payable	(759)	(4,841)	(2,288)
Other assets and liabilities, net	(8,074)	(4,153)	(9,420)

Net cash provided by operating activities	31,783	41,763	44,146

Investing activities
Capital expenditures	(9,923)	(12,053)	(19,402)
Proceeds from sale of investments	—	—	2,096
Proceeds from liquidation of investments	61	209	1,197
Proceeds from sale of property, plant and equipment	450	—	127

Net cash used in investing activities	(9,412)	(11,844)	(15,982)

Financing activities
Issuance of convertible preferred stock	65,000	—	—
Costs related to issuance of convertible preferred stock	(6,841)	—	—
Issuance of long-term debt at Recapitalization	180,000	—	—
Payment of deferred financing fees	(11,441)	—	(192)
Redemption of common stock at Recapitalization	(146,983)	—	—
Costs related to redemption of common stock	(825)	—	—
Repayments of long-term debt at Recapitalization	(115,421)	—	—
Payment of other Recapitalization expenses	(5,608)	—	—
Issuance of common stock	—	195	37
Repurchase of common stock	(60)	(453)	(278)
Repayments of long-term debt prior to Recapitalization	(6,992)	(17,113)	(2,776)
Repayments of long-term debt after Recapitalization	(7,894)	—	—
Repayment of notes receivable arising from stock loan plan	1,127	140	—

Net cash used in financing activities	(55,938)	(17,231)	(3,209)

Net (decrease) increase in cash and cash equivalents	(33,567)	12,688	24,955
Cash and cash equivalents at beginning of year	43,161	30,473	5,518

Cash and cash equivalents at end of year	$9,594	$43,161	$30,473

See notes to consolidated financial statements.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except Per Share Amounts)

A. Description of Business

     Werner Holding Co. (PA), Inc. through its subsidiaries is a manufacturer of climbing equipment which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and aluminum extruded products. The Company operates in two business segments, Climbing Products and Extruded Products.

B. Significant Accounting Policies

     Basis of Presentation - The consolidated financial statements of Werner Holding Co. (PA), Inc. include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc., and its wholly-owned subsidiaries (collectively the “Company”). Werner Holding Co. (PA), Inc. has no substantial operations or assets, other than its investment in Werner Holding Co. (DE), Inc. The consolidated financial position and results of operations of Werner Holding Co. (PA), Inc. are substantially the same as those of Werner Holding Co. (DE), Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition - Sales are recorded when product is shipped and when title and risk of loss transfer to the customer consistent with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition.

     Shipping and Handling Fees and Expenses - All shipping and handling fees billed to customers are classified as revenues and all shipping and handling costs are removed from revenues when presenting the income statement. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $54,466, $48,026 and $50,330 are included in the caption entitled, “Selling and distribution expenses” in the consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, respectively.

     Accounts Receivable - The Company provides credit to its customers in the normal course of business. The Company’s customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Write-offs of uncollectible accounts receivable totaled $180, $444 and $616 in 2003, 2002 and 2001, respectively.

     Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost was determined by the last-in, first-out (LIFO) method for approximately 88% and 90% of the inventories at December 31, 2003 and 2002, respectively.

     Derivative Commodity Instruments – Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement No. 137 and No. 138. The fair value of all outstanding derivatives is recorded on the balance sheet. The adoption of Statement No. 133 resulted in a net of tax transition loss of $118 recorded by the Company effective on January 1, 2001 as a cumulative-effect adjustment to accumulated other comprehensive income to recognize the fair value of all derivatives.

     Derivatives are held as part of a formal risk management policy. For derivatives that qualify for hedge accounting, the Company formally measures the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis by formally assessing the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, which were immaterial for the years ended December 31, 2003, 2002 and 2001, are included in the Company’s results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company’s results of operations. The amount of such gains or losses was immaterial for the years ended December 31, 2003, 2002 and 2001.

     The Company’s derivatives that qualify for hedge accounting consist of aluminum futures and options contracts that are designated either as fair value or cash flow hedges. The Company utilizes aluminum commodity futures and option contracts to manage the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Futures and option contracts that qualify are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company’s exposure to changes in aluminum prices during that cycle. At December 31, 2003 and 2002, the Company had futures contracts to purchase aluminum totaling $14,298 and $6,820, respectively. At December 31, 2003, unrecognized pre-tax gains totaling $2,003 on outstanding futures contracts accounted for as cash flow hedges are recognized in other comprehensive income with a corresponding offset in other current assets. Additionally, a total of $542 of unrecognized gains related to cash flow hedges and fair value hedges is recognized in other current assets with an offset included in accrued liabilities. The change in fair value of futures contracts at December 31, 2002 was a loss of $140. At December 31, 2002 the Company had purchased call option contracts and sold put option contracts covering 18.0 million pounds of aluminum, respectively. The net option contract obligation liability was $401 at December 31, 2002.

     Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative qualifies for hedge accounting, and is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the years ended December 31, 2003, 2002 and 2001. As of December 31, 2003, all of the $1,262 gain, net of tax, recognized in other comprehensive income is expected to be recognized in the Company’s results of operations over the next twelve months. For fair value hedges, the effective portion of the change in fair value of the derivative and the equal and offsetting change in the firm commitment are recorded on the balance sheet. The gain or loss on the derivative is recognized in results of operations in the period in which earnings are impacted by the hedged item. For derivatives that do not qualify for hedge accounting, the gain or loss is recognized in earnings in the period of change in aluminum prices.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years. The net book value of capitalized lease assets, which primarily consist of machinery and equipment, was $2,163 and $1,353 at December 31, 2003 and 2002, respectively.

     Interest is capitalized in connection with major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2003, 2002 and 2001, interest costs of $195, $428 and $1,273, respectively, were capitalized. Interest costs incurred in 2003, 2002 and 2001 totaled $24,602, $21,900 and $27,421, respectively.

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

     Internal Use Software - Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires the capitalization of certain costs applicable to internal use software, including associated hardware costs, external direct material and service costs, and employee payroll and payroll related costs. Amortization of capitalized software costs was $2,594, $2,018 and $1,042 in

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

2003, 2002 and 2001, respectively. The unamortized balance of computer software costs capitalized was $14,979 and $16,719 at December 31, 2003 and 2002, respectively. Capitalized computer software costs, which are included in machinery and equipment in the accompanying balance sheet, are amortized over periods ranging from 3 to 7 years.

     Reserve for Product Liability and Workers’ Compensation Claims - The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers’ compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims which totals $47,880 and $48,205 at December 31, 2003 and 2002, respectively. The reserve for product liability and workers’ compensation claims is determined on an undiscounted actuarial basis and includes an amount derived from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The resulting actuarial loss estimates are expressed as a range of reasonable estimates which is expected to include the loss that ultimately will occur. The reserve is within the range of reasonable estimates. While management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Prior to March 31, 1998, the Company operated a captive insurance company that maintained reserves for product liability and workers’ compensation claims of the Company (see Note M).

     Stock-Based Compensation - The Company has a stock option plan which is described more fully in Note I. The Company measures stock-based compensation costs using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income would have been as follows:

	For the Years Ended December 31
	2003	2002	2001
Net income, as reported	$16,160	$27,428	$15,555
Less total stock-based employee compensation costs determined using fair value method, net of related tax effects	103	318	422

Pro forma net income	$16,057	$27,110	$15,133

     The pro forma compensation costs indicated above are zero for periods after the Recapitalization because all remaining outstanding options were modified. In connection with the Recapitalization (see Note C) the Company modified its existing stock options which resulted in corresponding noncash compensation charge totaling $4,590 (see Note I). Accordingly, pro forma compensation costs are zero for periods subsequent to the Recapitalization because all such costs have been recorded as expense in the consolidated statement of income as a result of recording the noncash compensation charge.

     The weighted average fair value of options granted during 2002 and 2001 estimated using the Black-Scholes option pricing model was $775.11 and $725.81 per share, respectively. The fair value of each option grant was determined using weighted average assumptions of risk-free interest rates of 4.31% and 5.07%; for grants in 2002 and 2001, respectively, and an average life of options of 7.1 years and expected volatility and dividend yield of 0% for grants in 2002 and 2001. No options were granted during 2003.

     Retirement Benefits - Net periodic pension cost is recognized for the cost of Company’s qualified and non-qualified defined benefit plans based on the requirements of FASB Statement No. 87, Employers’ Accounting for Pensions. The cost of benefits provided under the Company’s postretirement programs is determined based on the requirements of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has reflected the necessary deferred tax assets and liabilities in the accompanying balance sheets. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Deferred Financing Fees - Amortization of deferred financing fees is computed using the effective interest method. Amortization of $2,356, $394 and $716 of deferred financing fees was accelerated during 2003, 2002 and 2001, respectively (see Note E).

     Advertising - The Company expenses all advertising as incurred. These expenses totaled $15,738, $16,062 and $13,992 for years 2003, 2002 and 2001, respectively.

     Statement of Cash Flows - Cash and cash equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less.

     Fair Values of Financial Instruments - The Company’s disclosures for financial instruments are as follows:

     Cash and cash equivalents - The carrying amounts reported in the balance sheet for cash and cash equivalents bear interest at prevailing market rates and therefore approximate fair value.

     Long-term debt - The carrying amounts of the Company’s borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 2003 and 2002. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 2003 and 2002 was $78,300 and $135,675, respectively.

     Derivative instruments - The fair value of the Company’s derivative instruments is recorded in the balance sheet.

     Recently Issued Accounting Standards - In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The obligations affected are those for which there is a legal obligation to settle as a result of existing or enacted law. The adoption of Statement No. 143 effective as of January 1, 2003 did not have a material impact on the Company’s results of operations, financial position or cash flows.

     In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement No. 146 applies to all exit or disposal activities initiated on or after January 1, 2003. The adoption of Statement No. 146 impacted the timing of liability recognition associated with such activities (see Note P).

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation elaborates on the disclosures to be made in interim and annual financial statements about obligations under certain guarantees. It also requires the recognition of a liability at the inception of a guarantee equal to the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 (see Note M). The initial measurement and recognition provisions are required to be applied on a prospective basis to guarantees issued or modified effective as of January 1, 2003. The adoption of the requirements of the interpretation did not have a material impact on the Company’s results of operations, financial position or cash flows.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amended Statement No. 123, Accounting for Stock-Based Compensation. The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with Statement No. 148, the Company elected to continue to apply the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee, and has provided the required disclosures in Note B.

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of Statement No. 149 did not have a material impact on the Company’s results of operations, financial position or cash flows.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Effective during the quarter ended June 30, 2003, the Company classified its newly issued Convertible Preferred Stock (see Note G) consistent with the provisions of Statement No. 150.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, which requires disclosures of additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the various elements of pension and other postretirement benefit costs will be required to be disclosed on a quarterly basis. Statement No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of this statement had no impact on the Company’s results of operations, financial position or cash flows.

C. Recapitalization

     On June 11, 2003, the previously announced recapitalization of the Company (the “Recapitalization”) was completed. On May 7, 2003, The Company entered into a Recapitalization and Stock Purchase Agreement (the “Recapitalization Agreement”) with Green Equity Investors III, L.P. (“GEI”), an affiliate of Leonard Green & Partners L.P. (“Leonard Green”), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65,000 in the Company in exchange for 65,000 shares of Series A Preferred Stock (see Note G), (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $146,983 and (iii) the Company made certain other payments including $3,017 to the holders of options to purchase the Company’s Class C Common Stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The Series A Preferred Stock represents approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization. The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     Additional sources of cash to complete the Recapitalization included the Company’s Receivables Purchase Agreement, existing cash on-hand and employee stock loan repayments related to the capital stock redeemed. The following is a summary of the sources and uses of cash resulting from, and in connection with, the Recapitalization:

Sources of Cash:
Term Loan proceeds	$180,000
Issuance of convertible preferred stock	65,000
Additional borrowings under Receivables Purchase Agreement	20,000
Existing cash	20,916
Employee repayment of stock loans	1,202

Total	$287,118

Uses of Cash:
Redemption of common stock	$146,983
Repay existing term loans	115,421
Payments in connection with stock option cancellations	3,017
Costs associated with Recapitalization	21,697

Total	$287,118

     Costs associated with the Recapitalization include $4,050 to obtain the consent of holders of the Company’s 10% Notes (see Note E), a one-time Leonard Green equity commitment fee of $2,500, transaction bonuses of $1,725 paid to certain officers and employees of the Company, a $1,000 credit refinance advisory services fee paid to INVESTCORP S.A. (“Investcorp”) and other fees primarily related to investment banking, legal and accounting services and other associated costs totaling $12,422.

     Recapitalization expense reflected on the income statement totals $11,499 and includes a noncash compensation charge of $4,590 associated with modifying stock options (see Note I), payments totaling $3,017 in connection with stock option cancellations, transaction bonus payments totaling $1,725, a noncash charge of $1,301 related to the deferred stock plan (see Note I) and other miscellaneous costs totaling $866.

D. Inventories

     Inventories are as follows:

	December 31
	2003	2002
Finished goods	$34,009	$33,525
Work-in-process	12,328	11,770
Raw materials and supplies	18,134	17,085

Total inventories, which approximates replacement cost	64,471	62,380
Less excess of cost over LIFO stated values	8,779	9,850

Net inventories	$55,692	$52,530

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

E. Debt

     As part of the Recapitalization (see Note C), the Company entered into a new $230,000 senior credit facility with a syndicate of banks consisting of a $180,000 Term Loan and a $50,000 Revolving Credit Facility. The new Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”) are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Facility will be the earlier of (i) six months prior to the new maturity date of the Notes and (ii) (A) for the Revolving Credit Facility, June 11, 2008 and (B) for the Term Loan, December 31, 2009. A summary of debt outstanding is as follows:

	December 31
	2003	2002
Senior Credit Term Loans paid on June 11, 2003	$—	$122,197
Senior Credit Term Loan issued June 11, 2003	172,500	—
Senior Subordinated Notes, due 2007, net of unamortized original issue discount of $1,600 in 2003 and $2,007 in 2002	133,400	132,993
Variable Rate Demand Industrial Building Revenue Bonds (1)	5,000	5,000
Capital lease obligations	2,220	1,386

Total debt	313,120	261,576
Less current maturities	23,130	27,622

Debt classified as long-term	$289,990	$233,954

(1) Included in current maturities as of December 31, 2003. See below for additional information.

   Senior Credit Facility

     Subject to refinancing or extension of the Notes as discussed above, the remaining balance of the Term Loan is payable in aggregate principal amounts of $17,500 in 2004, $22,500 in 2005, $27,500 in 2006, $32,500 in 2007, $45,000 in 2008 and $27,500 in 2009. Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management’s option (3.88% at December 31, 2003) and are collateralized by the capital stock of each of the Company’s subsidiaries and substantially all the assets of the Company and its subsidiaries, except for Werner Funding Corporation.

     The Company may draw amounts under the Revolving Credit Facility for general corporate purposes and working capital requirements. The availability under the $50,000 Revolving Credit Facility, under which no amount was outstanding as of December 31, 2003, is reduced by amounts issued under a letter of credit subfacility which totals $22,851 at December 31, 2003. The letters of credit issued under the subfacility was reduced to $20,201 in February 2004 (see Note M). An annual commitment fee of 0.50% is paid on the average daily unused amount of the Revolving Credit Facility.

     Deferred financing fees totaling $7,165 were incurred in connection with obtaining the new Senior Credit Facility. These costs will be deferred and amortized over the life of the facility using the effective interest method. The remaining unamortized deferred financing fees totaling $2,356 associated with the credit facility terminated on the date of the Recapitalization were expensed in June 2003. Additional interest expense of $394 and $716 was recorded in 2002 and 2001, respectively, due to accelerated amortization of deferred financing fees associated with changes in the then-existing senior credit facility.

   The Notes

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

     The Notes are redeemable at the Company’s option at 103.333% during the twelve months beginning November 15, 2003, 101.667% during the twelve months beginning November 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount).

   Industrial Building Revenue Bonds

     Variable Rate Demand Industrial Building Revenue Bonds totaling $5,000 were issued in order to finance the Company’s acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility located in Kentucky. During 2003 the Company announced that it will close the Kentucky manufacturing facility during 2004 (see Note P). Although the bonds are scheduled to mature in 2015, the redemption of the bonds probably will be required in 2004 as a result of the facility closing. Accordingly, the liability for the bonds is classified as a current liability and included in the caption, “Current maturities of long-term debt” in the accompanying balance sheet as of December 31, 2003.

     The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (1.5% and 1.9% at December 31, 2003 and 2002, respectively). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company’s option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

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

     The Company is in compliance with all its debt covenants as of December 31, 2003. As a result of the anticipated reduction in sales volume for the year 2004 (see Note O), the Company may not be in compliance with its existing debt covenants during the second half of the year. Discussions with the Company’s senior lenders have been initiated to modify the existing debt covenants to provide for continued compliance throughout the term of the Senior Credit Facility. Although management believes that it will be able to effect acceptable modifications in its debt covenants, no assurance can be given that the Company will be able to maintain compliance in the future.

   Other

     No short-term borrowings were outstanding at December 31, 2003 or 2002.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     Future minimum lease payments under capital leases are as follows:

2004	$771
2005	577
2006	500
2007	291
2008	195
Thereafter	260

Total minimum payments	2,594
Less amount representing interest	374

Capital lease obligations	2,220
Less current maturities	630

Long-term capital lease obligations	$1,590

     Subject to refinancing or extension of the Notes as discussed above, the aggregate amount of scheduled principal payments, excluding obligations under capital leases, is $22,500 in 2004, $22,500 in 2005, $27,500 in 2006, $167,500 in 2007, $45,000 in 2008, and $27,500 in 2009 and none thereafter. The amount due for year 2004 includes $5,000 of Industrial Building Revenue Bonds because redemption of the bonds probably will be required during 2004 as a result of closing the facility located in Kentucky.

F. Sale of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. Effective in May 2003, the Company and the financial institution agreed to extend the Receivables Purchase Agreement for a period of three years, subject to the approval of annual renewals by both the Company and the financial institution. Under the Receivables Purchase Agreement the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (“Funding”), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates; therefore no servicing asset or liability has been recorded.

     As of December 31, 2003 and 2002 the Company had transferred, on a recurring basis, $84,549 and $78,765 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $64,483 and $58,704, respectively. In accordance with the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying consolidated statements of income in the caption, “Other income (expense), net.” These costs totaled $695, $607 and $1,289 in 2003, 2002 and 2001, respectively. The interest rates on the purchased interests at December 31, 2003 and 2002 were 1.13% and 1.40%, respectively. As of December 31, 2003, $23,900 was available but unused under the Receivables Purchase Agreement.

     The key economic assumptions used to measure the undivided interest at the date of the securitization for securitizations completed in 2003 were a discount rate of 2.12% and an estimated life of approximately two months. At December 31, 2003 an immediate adverse change in the discount rate or estimated life of 10% and 20% would not result in a significant reduction in the fair value of the undivided interest. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     The accompanying consolidated balance sheets at December 31, 2003 and 2002 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

G. Convertible Preferred Stock

   Ranking and Liquidation Preference

     The $65,000 of Series A Preferred Stock issued in connection with the Recapitalization ranks senior to all outstanding classes of common stock of the Company with respect to dividends and as to distributions upon the liquidation, winding-up and dissolution of the Company. Each share had an initial liquidation preference of $1,000 and the holders thereof are entitled to receive dividends thereon at an annual rate equal to 14%, payable quarterly, from the date the Series A Preferred Stock was first issued until December 31, 2008. The dividends may be paid in cash or, at the election of the Company, in lieu of cash by increasing the liquidation preference by the amount of unpaid dividends. However, the Company’s debt covenants prohibit the payment of cash dividends (see Note E).

   Preferred Dividends

     During 2003 quarterly preferred dividends in the amount of $4,630 were paid and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $69,630 as of December 31, 2003, are presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income.

   Conversion into Common Stock

     Holders of the Series A Preferred Stock will be able to convert all or any of the shares of the Series A Preferred Stock into shares of Class F Common Stock of the Company, at any time or from time to time, at a conversion rate equal to the liquidation preference divided by $4,929.66 (such multiple, the “Conversion Rate”). If dividends are unpaid at the election of the Company, the Conversion Rate will increase by 14% per year, compounded quarterly from the date of issue through the third anniversary. Therefore, over time (but in any event not beyond the third anniversary of the date issued), each share of Series A Preferred Stock will be convertible into a greater number of shares of Class F Common Stock. If all of the Series A Preferred shares had been converted as of December 31, 2003, 14,125 shares of Class F Common Stock would have been issued.

   Redemption

     Each holder of Series A Preferred Stock will have the right to require the Company to redeem, in whole or in part, such holder’s shares if certain events occur (the “Put Events”). Put Events include a change of control, the sale of all or substantially all the assets of the Company, or an initial public offering (each as specifically defined by the Recapitalization Agreement). On or after January 1, 2007 and prior to December 31, 2008, any or all holders of Series A Preferred Stock may elect to have their shares redeemed, in whole or in part, (the “Elective Put”). The redemption price for the Put Events and the Elective Put will be 130.8% of the liquidation preference if the event giving rise to the redemption right occurs prior to the first anniversary of the date issued or, if the event giving rise to the redemption right occurs on or after the first anniversary of the date issued, at a redemption price equal to 112% in 2004, 110% in 2005, 108% in 2006 and 106% in 2007 and thereafter.

   Preferred Stock Accretion

     As a result of the Elective Put discussed above, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

stock will be accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during 2003 was $1,559. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

   Voting Rights

     The holders of Series A Preferred Stock are entitled to vote on all matters which the holders of common stock of the Company are entitled to vote, and are accorded such number of votes per share of Series A Preferred Stock as the number of common shares then issuable upon such share’s conversion.

     As long as any shares of Series A Preferred Stock remain outstanding, the Company will not amend its charter so as to affect adversely the special rights, powers, preferences, privileges or voting rights of the Series A Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Series A Preferred Stock.

H. Shareholders’ Equity

   Shareholder Agreement

     At closing of the Recapitalization, the Company, Investcorp and certain affiliates (the “Investcorp Investors”), GEI (with its affiliates, the “GEI Investors”), and certain members of the Werner and Solot families (the “Family Shareholders”) entered into an amended and restated shareholder agreement (the “Shareholder Agreement”) to provide, among other things, that the Board of Directors of the Company will consist of nine members initially, consisting of not less than four designated by the Investcorp Investors, two designated by the Family Shareholders and two designated by the GEI Investors, with the ninth director being the Company’s Chief Executive Officer. On June 11, 2006, the GEI Investors will have the right to designate a third member to the Board of Directors, bringing the total at such time to ten directors. The right of the Investcorp Investors, the Family Shareholders or the GEI Investors to appoint directors under the Shareholder Agreement will terminate as to any such group if it ceases to own at least 50% of the aggregate equity position that it owned immediately after the closing of the Recapitalization.

   Voting Rights

     Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company (“Triggering Event”), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. This additional class of common stock with a par value of $.01 per share is authorized (125,896 shares under the Company’s Articles of Incorporation), but no shares were issued or outstanding at December 31, 2003 and 2002. When issued, this class of Common Stock of the Company will have one vote per share.

   Other Agreements

     In connection with the Recapitalization, the Company’s agreement for management and consulting services with Investcorp International, Inc. (“III”) was amended to provide consulting services through November 24, 2007. The amended agreement provides for the Company to pay III an annual fee of $1,500 for the annual period ending November 24, 2003 and $1,000 for each annual period thereafter. The agreement will terminate on the earlier of November 24, 2007, the date on which III ceases to own at least 50% of the aggregate equity of the Company or on the date of an initial public offering, as defined.

     The Company entered into a management and consulting agreement with Leonard Green in connection with the Recapitalization. The agreement provides for the Company to pay Leonard Green $455 for services for the period through November 23, 2003 and $1,000 for services and expenses for each annual period thereafter

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

through November 25, 2008. The agreement will terminate on the earlier of November 25, 2008, the date on which Leonard Green ceases to own at least 50% of the Company’s Series A Preferred Stock (including any shares of common stock issued upon conversion) or on the date of an initial public offering, as defined.

I. Stock Incentive Plans

   Stock Option Plan

     The Werner Holding Co. (PA), Inc. 1997 Stock Incentive Plan, as amended, (the “Stock Option Plan”) is administered by the Company’s Board of Directors. Pursuant to the Stock Option Plan, certain directors, employees and officers of the Company are given an opportunity to acquire shares of the Company’s Class C Common Stock (the “Class C Stock”) through the grant of non-qualified and qualified stock options, stock appreciation rights and restricted stock. The options granted under the Stock Option Plan are exercisable at no less than the fair market value of the Class C Stock at the time of grant and vest on the seventh anniversary of the grant date with the possibility for accelerated vesting based, in part, on the achievement of certain financial targets as provided for in the Stock Option Plan. The Stock Option Plan also provides for vesting of certain percentages of the options in the event of an Initial Public Offering or Approved Sale as defined in the Stock Option Plan. Options issued pursuant to the Stock Option Plan expire on the thirtieth day following the seventh anniversary of the grant date. A total of 6,504 shares of Class C Stock have been reserved for issuance under the Plan.

     In connection with the Recapitalization (see Note C) the Company accelerated the vesting of 2,368 options, paid option holders $3,017 in consideration for the cancellation of 1,235 vested options, extended the life of the remaining vested options to 30 days after November 24, 2007 and cancelled the remaining 3,007 issued and outstanding unvested options. A noncash compensation charge totaling $4,590 associated with the extension of the life of the options was recorded effective on the date of the Recapitalization. The charge was determined based on the excess of the fair value of the Company’s common stock on the date of the Recapitalization compared to the exercise price of the options.

     Presented below is a summary of the Stock Option Plan activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price
Outstanding at January 1, 2001	6,305	$2,427.75
Granted	935	$2,450.00
Exercised	—	—
Forfeited	1,120	$2,457.65

Outstanding at December 31, 2001	6,120	$2,436.77
Granted	700	$3,000.00
Exercised	—	—
Forfeited	700	$2,425.39

Outstanding at December 31, 2002	6,120	$2,502.49
Cancelled in connection with the Recapitalization	4,242	$2,509.90
Granted	—	—
Exercised	—	—
Forfeited	20	$2,428.47

Outstanding at December 31, 2003	1,858	$2,486.37

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     Stock options outstanding and exercisable as of December 31, 2003 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		average	average		average
exercise		remaining	exercise		exercise
price	Number	contractual	price	Number	price
per share	of shares	life (years)	per share	of shares	per share
$2,421.29-$2,450.00	1,659	4.0	$2,422.95	1,659	$2,422.95
$3,000.00-$3,100.00	199	4.0	3,015.08	199	3,015.08

	1,858	4.0	$2,486.27	1,858	$2,486.27

     At December 31, 2002, options were exercisable for 745 shares at a weighted average exercise price of $2,430.40. At December 31, 2001, options were exercisable for 930 shares at a weighted average exercise price of $2,428.59. During 2003, 2002 and 2001, options for 20, 185 and 48 shares, respectively, which were exercisable by employees, were cancelled upon termination of employment.

     The Company has entered into certain management stock purchase agreements, pursuant to which certain members of the Company’s management are given the opportunity to purchase shares of the Company’s Class C Stock from either the Company or certain of the Investcorp Investors (the “Stock Purchase Plan”). In 2002 and 2001, shares of Class C Stock purchased under the Stock Purchase Plan were 260 and 60 shares, respectively. No shares were purchased in 2003. As required by the Stock Purchase Plan, 12, 285 and 193 shares were repurchased and retired during 2003, 2002 and 2001, respectively, from participants who terminated employment. In connection with the Recapitalization, 658 shares of Class C Stock issued pursuant to the management stock purchase agreements were redeemed and the associated notes outstanding under the Stock Loan Plan totaling $887 were repaid. The Class C Stock purchased pursuant to the Stock Purchase Plan carries certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the “Stock Loan Plan”) to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 2003 and 2002, notes outstanding under the Stock Loan Plan were $1,299 and $2,426, respectively. The notes are full recourse and bear interest at rates determined based on interest rates paid on the Company’s third party credit arrangements and mature in seven years or upon sale of the shares. All shares purchased pursuant to the terms of the Stock Loan Plan are pledged to the Company. The notes are classified as a reduction of shareholders’ equity in the Company’s consolidated balance sheet.

   Deferred Incentive Compensation

     The Company has employment contracts with several key employees the most significant of which is the contract with the Company’s chief executive officer that provides for deferred incentive compensation associated with retention and with the Werner Co. Deferred Stock Plan which was adopted effective August 1999 (the “Deferred Stock Plan”). The retention incentive compensation liability, including interest on the amount unpaid, will become payable during 2004. Accordingly, $1,852 is classified as a current liability and included in the caption “Accrued liabilities” in the accompanying balance sheet as of December 31, 2003. The remaining liability for deferred incentive compensation relates to the Deferred Stock Plan and totals $4,540 at December 31, 2003. This liability is included in noncurrent liabilities at December 31, 2003 (see Note R). Pursuant to the Deferred Stock Plan, the Company’s chief executive officer was either granted or earned an aggregate 1,308 stock units in 1999 which are payable in equivalent whole shares of Class C Common Stock subject to certain conditions. The expense associated with the stock units was recognized during the three year vesting period which ended in 2002. In connection with the Recapitalization, the Deferred Stock Plan was amended and restated effective as of May 2003 (the “Amended Deferred Stock Plan”). The Amended Deferred Stock Plan provided for cancellation of 518.813 stock units and the establishment of a deferred compensation dollar account with an initial value of $2,558. The initial value represents $4,929.66 for each stock unit cancelled. The amendment resulted in a noncash charge of $1,301 to reflect the incremental increase in the liability. The deferred compensation dollar account is fully vested and interest is credited on the amount unpaid. Benefits are payable on the first business day of the first month following his termination of service, or immediately upon a change in control.

Werner Holding Co. (PA), Inc, and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

J. Supplemental Cash Flow Information

     Supplemental cash flow information is summarized as follows:

	For the Years Ended December 31
	2003	2002	2001
Cash paid during the year for:
Interest	$19,022	$19,476	$24,827
Income taxes, net of refunds	$7,758	$17,160	$5,179
Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$1,417	$921	$270
Issuance of common stock in exchange for notes receivable arising from stock loan plan	$—	$585	$110
Cancellation of notes receivable arising from stock loan plan in connection with repurchase of common stock	$(15)	$(402)	$(195)

K. Income Taxes

     The components of income taxes (benefit) are as follows:

	For the Years Ended December 31
	2003	2002	2001
Current taxes:
Federal	$6,874	$13,532	$5,197
State and local	201	1,492	514

	7,075	15,024	5,711
Deferred taxes:
Federal	115	1,096	2,804
State and local	216	(69)	212

	331	1,027	3,016

Total	$7,406	$16,051	$8,727

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     Income taxes (benefit) for financial reporting purposes varied from income taxes (benefit) at the federal statutory rate as follows:

	For the Years Ended December 31
	2003	2002	2001
Income taxes at federal statutory rate	$8,248	$15,218	$8,499
State and local income taxes, net of federal benefit	422	775	469
Adjustments to estimated income tax accruals	(1,169)	—	(950)
Change in federal capital loss carryforward	—	120	64
Change in valuation allowance	—	(120)	(64)
Other, net	(95)	58	709

Income taxes	$7,406	$16,051	$8,727

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2003	2002
Deferred tax liabilities:
Depreciation	$14,148	$11,934
Estimated income tax accruals	—	3,443
Capitalized supplies	2,128	1,964
Aluminum futures contracts	741	(149)
Other	378	374

Total deferred tax liabilities	17,395	17,566
Deferred tax assets:
Provision for product liability and workers’ compensation claims	17,717	17,901
Accrued vacation	1,443	1,377
Accrued employee retirement benefits	5,574	7,612
Deferred compensation	8,088	6,440
Accrued expenses and other reserves	4,583	3,244
Capital losses	807	2,619
State net operating loss carryforward, net of federal benefit	254	575

	38,466	39,768
Valuation allowance	(807)	(2,619)

Total deferred tax assets	37,659	37,149

Net deferred tax assets	$20,264	$19,583

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

     The Company has state net operating loss carryforwards of $4,875 that expire during the years 2016 through 2021.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

L. Operating Leases

     The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense amounted to $3,651, $3,241 and $3,690 for 2003, 2002 and 2001, respectively.

     Future minimum rental commitments as of December 31, 2003 for all noncancellable operating leases are as follows:

2004	$1,785
2005	1,426
2006	876
2007	538
2008	356
Thereafter	2,103

Total	$7,084

M. Commitments and Contingencies

     The Company has contracts to provide most of its estimated aluminum requirements with four principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market prices. Three contracts are renegotiable in 2004 and one in 2008.

     Until March 31, 1998, the Company provided insurance for its product liability and workers’ compensation claims through the Manufacturers Indemnity and Insurance Company of America (“MIICA”). MIICA was a captive insurance company which was dissolved in 1998. On March 31, 1998, the Company transferred MIICA’s outstanding product and workers’ compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider (the “MIICA Insurance Transfer”). Under the terms of the agreements governing the MIICA Insurance Transfer, the commercial insurance provider assumed all of MIICA’s product and workers’ compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75,000. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. Based on information known to date, the Company believes that the ultimate amount of such losses will not exceed $75,000.

     Letters of credit are issued to guarantee the Company’s performance under certain contractual obligations. A letter of credit in the amount of $14,842 has been issued to an insurance company to guarantee the payment of certain claims under the Company’s product liability and workers’ compensation programs. Repayment of principal plus certain accrued interest of the Company’s outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5,109. Other letters of credit have been issued totaling $250. Letters of credit, which have a term of one year or less, total $20,201 at February 29, 2004. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

N. Employee Retirement and Benefit Plans

     The Company sponsors a non-contributory defined benefit plan that covers certain hourly and salaried employees. Benefit accruals for salaried employees are frozen under the plan. Other unfunded non-qualified supplemental retirement plans which provide a defined pension benefit in excess of limits imposed by federal tax law to certain key employees are maintained but benefit accruals are frozen. The Company also sponsors postretirement term life insurance plans which cover substantially all employees and postretirement health care and other benefit plans which provide benefits to certain key employees. A December 31 date is used to determine benefit measurements for all the Company’s pension and postretirement plans.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in Projected Benefit Obligation
Benefit obligation at January 1	$59,516	$53,795	$2,815	$2,592
Curtailment	(51)	—	(23)	—
Service cost	914	750	64	59
Interest cost	3,866	3,680	181	175
Plan amendment	—	536	—	—
Actuarial loss	2,519	3,992	3	202
Benefits paid	(3,204)	(3,237)	(112)	(213)

Benefit obligation at December 31	63,560	59,516	2,928	2,815
Change in Plan Assets
Fair value of assets at January 1	26,277	32,848	—	—
Actual return (loss) on plan assets	4,859	(4,253)	—	—
Employer contributions	2,003	919	112	213
Benefits paid	(3,204)	(3,237)	(112)	(213)

Fair value of assets at December 31	29,935	26,277	—	—

Funded status - (underfunded)	(33,625)	(33,239)	(2,928)	(2,815)
Unrecognized transition obligation	—	—	2	2
Unrecognized prior service cost	601	639	298	317
Unrecognized net actuarial loss	20,325	21,331	886	942

Net amount recognized	$(12,699)	$(11,269)	$(1,742)	$(1,554)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other long-term obligations:
Accrued employee retirement benefits	$(11,705)	$(11,937)	$(1,630)	$(1,348)
Minimum pension liability adjustment	(20,924)	(21,969)	—	—
Accrued liabilities	(996)	(1,871)	(112)	(206)
Other noncurrent assets:
Prepaid pension liability	—	2,538	—	—
Intangible pension asset	601	639	—	—
Accumulated other non-owner changes in equity	20,325	21,331	—	—

Net amount recognized	$(12,699)	$(11,269)	$(1,742)	$(1,554)

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     During 2003 the benefit obligation for pension and postretirement benefits was reduced by $51 and $23, respectively, due to a curtailment that resulted from the reduction in employment at the Company’s Greenville, Pennsylvania facility (see Note P). The curtailment did not impact 2003 net periodic benefit cost.

     As of December 31, 2003 and 2002, the accumulated benefit obligations for all pension plans totaled $63,560 and $59,516, respectively, which exceeded the fair value of plan assets at each respective date.

     The assumed health care trend rate for 2003 is 8.6% decreasing ratably to 5% in the year 2010 and remaining constant thereafter. If this annual rate would increase by 1%, the accumulated postretirement benefit obligation would increase by $2,113 and postretirement benefit cost would increase by $18 in 2003. A 1% decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $1,801 and postretirement benefit cost for 2003 would decrease by $15.

     Net periodic pension and other postretirement benefit costs consist of the following components:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$914	$750	$611	$64	$59	$52
Interest cost	3,866	3,680	3,612	181	175	153
Expected return on plan assets	(2,324)	(2,696)	(3,203)	—	—	—
Amortization of transition obligation	—	(222)	(237)	—	—	—
Amortization of prior service cost	38	8	8	19	19	—
Amortization of actuarial loss	938	399	—	35	26	24

Net periodic benefit cost	$3,432	$1,919	$791	$299	$279	$229

Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     The Company’s pension asset allocation at December 31, 2003 and 2002, and asset target allocation in effect as of December 31, 2003 are as follows:

		Percentage of Plan Assets
	Target	December 31
Asset Category	Allocation	2003	2002
Equity securities	40% to 75%	71%	71%
Debt securities	25% to 60%	29%	29%
Real estate	None	0%	0%
Other	None	0%	0%

		100%	100%

     The Company retains professional investment advisors to invest pension assets consistent with the Company’s established investment strategies. The objectives of the Company’s investment strategies are to produce a total return commensurate with the portfolio’s risk, to maximize return on assets by investing primarily in equity securities, to diversify investments within asset classes to reduce the impact of losses in a single asset class and to invest in compliance with all applicable federal, state and local laws, rules and regulations.

     The expected return on plan assets assumption of 8.5% is based on the actual long-term historical returns of a portfolio of equity and fixed income securities assuming a typical target asset allocation.

     During 2004 the Company expects to contribute approximately $8,000 to the trust established for the non-contributory defined benefit plan which would satisfy the minimum funding requirements of ERISA and expects to pay benefits totaling approximately $1,000 to participants of its unfunded supplemental retirement plans.

     In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act established a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarially equivalent to Medicare Part D. The Company sponsors a postretirement health care benefit plan which provides prescription drug benefits to certain key employees. The Company has not yet determined what changes would be required to its current benefit programs to qualify for the federal subsidy. The impact of the Act on the Company’s results of operations, financial position or cash flows is not expected to be significant.

     The Company also sponsors a defined contribution plan which covers substantially all of its employees. For certain employees covered by a collective bargaining agreement, contributions are based on negotiated rates and hours worked; for others, contributions are based on a percentage of employees’ contributions and are increased based on a combination of the participant’s age and length of service. The expense related to these plans was $2,630, $2,754 and $2,774 in 2003, 2002 and 2001, respectively.

     The Company also participates in various multi-employer plans pursuant to collective bargaining agreements. In connection with these plans, the Company contributed and charged to expense $387, $425 and $441 in 2003, 2002, and 2001, respectively.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

O. Segment Information

     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks, and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The Company evaluates segment performance based on operating earnings. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

	For the Years Ended December 31

	2003	2002	2001
Net sales
Climbing Products	$432,781	$444,336	$456,515
Extruded Products	68,325	76,068	79,170

	$501,106	$520,404	$535,685

Operating profit (loss)
Climbing Products	$61,260	$65,895	$53,115
Extruded Products	2,143	354	(27)
Corporate and Other	(15,415)	(1,622)	(3,599)

	$47,988	$64,627	$49,489

Depreciation and amortization
Climbing Products	$13,806	$13,237	$12,011
Extruded Products	1,769	1,687	1,519
Corporate and Other	7,024	3,752	4,425

	$22,599	$18,676	$17,955

Identifiable assets
Climbing Products	$191,701	$214,434	$201,559
Extruded Products	37,260	40,539	37,926
Corporate and Other	49,653	43,270	45,524

	$278,614	$298,243	$285,009

Capital expenditures
Climbing Products	$6,335	$5,772	$10,422
Extruded Products	1,727	1,341	3,039
Corporate and Other	1,861	4,940	5,941

	$9,923	$12,053	$19,402

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments. Operating profit (loss) for Corporate and Other for the year includes Recapitalization expenses of $11,499 (see Note C). Included in depreciation and amortization reflected above for Corporate and Other is amortization of original issue discount associated with the Notes and amortization of deferred financing fees aggregating $4,882, $2,796, and $3,310 for years 2003, 2002 and 2001, respectively.

     Operating profit (loss) for year 2003 for the Climbing Products segment includes $2,508 of costs related to manufacturing and distribution optimization and $3,246 of associated startup and realignment costs. For the Extruded Products segment, operating profit (loss) for year 2003 includes $381 of costs related to manufacturing and distribution optimization and $236 of associated startup and realignment costs (see Note P).

     Operating profit (loss) for year 2002 for the Climbing Products and Extruded Products segments includes the impact of severance costs of approximately $1,300 and $300, respectively, associated with the separation of a former executive officer.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

     The Company’s revenues are primarily derived from customers domiciled in the United States. As of December 31, 2003, substantially all of the Company’s long-lived assets are located in the United States.

     Climbing Products net sales to two significant customers individually exceeded 10% of the Company’s net sales in 2003, 2002 and 2001 as described below. No customer included in the Extruded Products segment accounted for more than 10% of the Company’s net sales in any of the past three years.

     During December 2003, the Company announced that it entered into a long term strategic alliance with Lowe’s Companies, Inc. (“Lowe’s”). Lowe’s will be the exclusive source for Werner® branded climbing equipment in the warehouse home center channel. Under this arrangement, Werner will supply all of Lowe’s climbing equipment requirements and with Lowe’s, will jointly promote and market Werner® branded products. Werner will have the opportunity to enter into new climbing equipment categories at Lowe’s. In addition, Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. Sales to Lowe’s accounted for $109,180, or 22%; $92,352, or 18%; and $83,130, or 16% of the Company’s net sales in years 2003, 2002 and 2001, respectively.

     As previously reported, during October 2003 the Company was informed by its largest customer, Home Depot, that it will no longer purchase aluminum and fiberglass stepladders from the Company but would instead source these products directly form China. Werner was also included in an extension ladder supplier line review at The Home Depot that began in October 2003. After careful consideration and extensive analyses, taking into account the Company’s long-term interests, value and brand equity of Werner, the Company decided to discontinue supplying Werner® branded products to The Home Depot. In order to provide for an orderly transition, the Company continued supplying Werner® branded climbing equipment to The Home Depot into the first quarter of 2004. Sales of all products to The Home Depot accounted for $136,051, or 27%; $161,339, or 31%; and $169,124, or 32% of the Company’s net sales in years 2003, 2002 and 2001, respectively.

P. Restructuring and Other Cost Reduction Initiatives

     During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. The Company also began an initiative during the second quarter to focus the Greenville facility on the Extruded Products segment of the Company’s business. All production related to climbing products at the Greenville facility will cease during 2004. In addition, the Company announced on October 23, 2003 that it will close its manufacturing facility located in Carrollton, Kentucky that currently manufacturers wood climbing products. Production at the facility is expected to cease in mid-2004. The Company intends to sell this facility. Wood ladder customers will continue to be served by outsourcing production to a third party. In February 2004 the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution operations. All operations at this facility are expected to end not later than the first quarter of 2005. The Company also intends to sell this facility.

     Costs incurred in connection with exit or disposal activities during the year 2003 are included in the income statement caption entitled, “Manufacturing and distributions optimization costs” and consist of the following:

Facility and other exit costs	$1,335
Employee severance and termination benefits	932
Other associated costs	622

Recorded as Manufacturing and distribution optimization costs	$2,889

     Of the $2,899 costs incurred during 2003, only $10 remains unpaid as of December 31, 2003.

     The costs reflected above are costs associated with exit or disposal activities as defined by FASB Statement No, 146, Accounting for Costs Associated with Exit or Disposal Activities. Management believes there are other costs related to the restructuring activities that are both nonrecurring and incremental. These costs include start-up and wind-down costs associated with manufacturing facilities and duplicate freight and handling costs. For year 2003, these costs total $3,482 and include $2,027 recorded in the income statement caption, “Cost of sales” and $1,455 recorded in “Selling and distribution expenses.”

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

Q. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31

	2003	2002
Advertising, promotions and allowances	$12,523	$11,512
Payroll	6,318	11,981
Interest	3,120	2,422
Deferred incentive compensation	1,851	—
Net option contract obligation liabilities	—	401
Other	6,302	7,339

Total	$30,114	$33,655

R. Other Long-term Obligations

     Other long-term obligations are comprised of the following:

	December 31

	2003	2002
Accrued employee retirement benefits	$13,336	$13,284
Minimum pension liability adjustment	20,924	21,969
Deferred incentive compensation	4,540	4,579
Other	800	1,127

Total	$39,600	$40,959

S. Other Income (Expense), Net

     Other income (expense), net is comprised of the following:

	For the Years Ended December 31

	2003	2002	2001
Accounts receivable securitization expense	$(695)	$(607)	$(1,289)
Investment income (losses) related to MIICA investments	—	187	627
Miscellaneous income (expense), net	680	744	1,603

Total	$(15)	$324	$941

     In March 1998, an action was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action 98-503). On November 10, 2003, the Company and the individual defendants entered into a settlement agreement with the plaintiffs in this action. In exchange for the dismissal with prejudice of the lawsuit and the full release of claims, the plaintiffs will receive 100 shares of Class B common stock to be issued by the Company and 100 shares of Class B common stock to be transferred to the plaintiffs by the individual defendants. The Company has received a waiver of certain provisions of the Shareholder Agreement which is necessary in order to issue the shares of stock to the plaintiffs. In connection with the settlement a charge was recorded relating to the issuance of 100 shares of Class B common stock in the fourth quarter of 2003.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

T. Supplemental Guarantor Information

     As discussed in Note E, the Company’s debt includes borrowings under the Senior Credit Facility and the Notes. The issuer of the debt is Werner Holding Co. (DE), Inc. (the “Issuer”). Werner Holding Co. (PA), Inc. (the “Parent Company”) has provided a full, unconditional, joint and several guaranty of the Issuer’s obligation under the Senior Credit Facility and the Notes. In addition, the Issuer’s wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the “Guarantor Subsidiaries”) have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

     Following is condensed consolidated financial information for the Parent Company, the Issuer, the Guarantor Subsidiaries and Werner Funding Corporation (the “Non-Guarantor Subsidiary”). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

     Investments in subsidiaries are accounted for on the equity method of accounting. Earnings at subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investment in subsidiaries and intercompany balances and transactions have been eliminated in consolidation. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
December 31, 2003
Assets
Current assets:
Accounts receivable	$—	$—	$—	$59,113	$—	$59,113
Inventories, net	—	—	55,692	—	—	55,692
Other current assets	79	115	14,911	195	—	15,300

Total current assets	79	115	70,603	59,308	—	130,105
Property, plant and equipment, net	—	1	110,240	—	—	110,241
Investment in subsidiaries	(182,600)	(103,428)	7,621	—	278,407	—
Other assets	—	11,954	26,314	—	—	38,268

Total Assets	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(768)	$25,281	$44,361	$(216)	$—	$68,658
Intercompany payable (receivable)	(14,239)	(222,439)	184,775	51,903	—	—

Total current liabilities	(15,007)	(197,158)	229,136	51,687	—	68,658
Long-term debt	—	288,400	1,590	—	—	289,990
Other long-term liabilities	—	—	87,480	—	—	87,480
Convertible preferred stock	64,347	—	—	—	—	64,347
Total equity (deficit)	(231,861)	(182,600)	(103,428)	7,621	278,407	(231,861)

Total Liabilities, Preferred stock and Equity (Deficit)	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

December 31, 2002
Assets
Current assets:
Accounts receivable	$—	$—	$—	$54,219	$—	$54,219
Inventories, net	—	—	52,530	—	—	52,530
Other current assets	127	280	45,356	6	—	45,769

Total current assets	127	280	97,886	54,225	—	152,518
Property, plant and equipment, net	—	1	112,415	—	—	112,416
Investment in subsidiaries	(114,826)	(87,728)	7,656	—	194,898	—
Other assets	—	5	33,294	10	—	33,309

Total Assets	$(114,699)	$(87,442)	$251,251	$54,235	$194,898	$298,243

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(899)	$32,344	$46,186	$(181)	$—	$77,450
Intercompany payable (receivable)	(11,475)	(233,049)	197,764	46,760	—	—

Total current liabilities	(12,374)	(200,705)	243,950	46,579	—	77,450
Long-term debt	—	228,089	5,865	—	—	233,954
Other long-term liabilities	—	—	89,164	—	—	89,164
Total equity (deficit)	(102,325)	(114,826)	(87,728)	7,656	194,898	(102,325)

Total Liabilities and Equity (Deficit)	$(114,699)	$(87,442)	$251,251	$54,235	$194,898	$298,243

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Year Ended December 31, 2003
Net sales	$—	$—	$501,106	$—	$—	$501,106
Cost of sales	—	—	320,266	—	—	320,266

Gross profit	—	—	180,840	—	—	180,840
Selling, general and administrative expenses	—	14	118,450	—	—	118,464
Recapitalization expense	—	—	11,499	—	—	11,499
Manufacturing and distribution
optimization costs	—	—	2,889	—	—	2,889

Operating (loss) profit	—	(14)	48,002	—	—	47,988
Other income (expense), net	15,677	18,875	(1,992)	2,614	(35,189)	(15)
Interest income (expense)	898	(5,479)	(17,159)	(2,667)	—	(24,407)

Income (loss) before income taxes (benefit)	16,575	13,382	28,851	(53)	(35,189)	23,566
Income taxes (benefit)	415	(2,193)	9,203	(19)	—	7,406

Net income	$16,160	$15,575	$19,648	$(34)	$(35,189)	$16,160

For the Year Ended December 31, 2002
Net sales	$—	$—	$520,404	$—	$—	$520,404
Cost of sales	—	—	343,795	—	—	343,795

Gross profit	—	—	176,609	—	—	176,609
Selling, general and administrative expenses	4	5	111,973	—	—	111,982

Operating (loss) profit	(4)	(5)	64,636	—	—	64,627
Other income (expense), net	26,988	28,581	(2,465)	3,115	(55,895)	324
Interest income (expense)	831	(2,796)	(16,517)	(2,990)	—	(21,472)

Income (loss) before income taxes (benefit)	27,815	25,780	45,654	125	(55,895)	43,479
Income taxes (benefit)	387	(1,103)	16,723	44	—	16,051

Net income	$27,428	$26,883	$28,931	$81	$(55,895)	$27,428

For the Year Ended December 31, 2001
Net sales	$—	$—	$535,685	$—	$—	$535,685
Cost of sales	—	—	379,161	—	—	379,161

Gross profit	—	—	156,524	—	—	156,524
Selling, general and administrative expenses	12	51	107,120	—	—	107,183
Plant shutdown costs	—	—	(148)	—	—	(148)

Operating (loss) profit	(12)	(51)	49,552	—	—	49,489
Other income (expense), net	15,029	15,838	(3,072)	4,670	(31,524)	941
Interest income (expense)	1,039	(1,676)	(21,548)	(3,963)	—	(26,148)

Income (loss) before income taxes (benefit)	16,056	14,111	24,932	707	(31,524)	24,282
Income taxes (benefit)	501	(737)	8,716	247	—	8,727

Net income	$15,555	$14,848	$16,216	$460	$(31,524)	$15,555

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements - Continued
(Dollars in Thousands, except Per Share Amounts)

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated
For the Year Ended December 31, 2003
Net cash from operating activities	$5,847	$(1,733)	$27,668	$1	$31,783
Net cash from investing activities	(2,764)	10,671	(17,319)	—	(9,412)
Net cash from financing activities	(3,082)	(8,937)	(43,919)	—	(55,938)

Net increase (decrease) in cash and cash equivalents	1	1	(33,570)	1	(33,567)
Cash and cash equivalents at beginning of year	—	1	43,158	2	43,161

Cash and cash equivalents at end of year	$1	$2	$9,588	$3	$9,594

For the Year Ended December 31, 2002
Net cash from operating activities	$675	$(2,213)	$43,303	$(2)	$41,763
Net cash from investing activities	(557)	18,535	(29,822)	—	(11,844)
Net cash from financing activities	(118)	(16,325)	(788)	—	(17,231)

Net increase (decrease) in cash and cash equivalents	—	(3)	12,693	(2)	12,688
Cash and cash equivalents at beginning of year	—	4	30,465	4	30,473

Cash and cash equivalents at end of year	$—	$1	$43,158	$2	$43,161

For the Year Ended December 31, 2001
Net cash from operating activities	$327	$(2,284)	$46,100	$3	$44,146
Net cash from investing activities	(86)	4,394	(20,290)	—	(15,982)
Net cash from financing activities	(241)	(2,128)	(840)	—	(3,209)

Net increase (decrease) in cash and cash equivalents	—	(18)	24,970	3	24,955
Cash and cash equivalents at beginning of year	—	22	5,495	1	5,518

Cash and cash equivalents at end of year	$—	$4	$30,465	$4	$30,473

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

   (a) Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures are effective.

   (b) Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the fourth quarter of 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position(s)
Donald M. Werner	70	Chairman of the Board of Directors
Dennis G. Heiner	60	President and Chief Executive Officer, Director
Steven R. Bentson	54	Vice President, Manufacturing
John J. Fiumefreddo	49	Senior Vice President, Product Development
Larry V. Friend	57	Vice President, Chief Financial Officer and Treasurer
Edward W. Gericke	46	Senior Vice President, Sales
Peter R. O’Coin	56	Senior Vice President, Operations
Eric J. Werner	41	Vice President, Secretary and General Counsel
James F. Hardymon	69	Director
Peter J. Nolan	45	Director
Dana R. Snyder	57	Director
Howard L. Solot	66	Director
Christopher J. Stadler	39	Director
Thomas J. Sullivan	41	Director
Michael S. Wong	32	Director

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

     John J. Fiumefreddo was appointed Senior Vice President, Product Development in May 2003. He joined the Company as Vice President, Engineering and New Product Development in July 2002. Prior to joining the Company, Mr. Fiumefreddo was employed at Black & Decker from 1997 through 2002 where he held the positions of Vice President-Engineering, Vice President-Product Planning & Development and Vice President-Strategic Manufacturing Operations. From 1987 through 1997, Mr. Fiumefreddo was Director of Engineering with Kohler Co.

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

     Peter R. O’Coin was appointed Senior Vice President, Operations in March 2002. Mr. O’Coin also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, he was President and Chief Executive Officer of West American Rubber Company from 2000 to 2001. From 1993 to 1999, Mr. O’Coin was Vice President, Manufacturing of Kwikset Corporation, a division of Black & Decker. Prior to that, Mr. O’Coin held various positions at General Electric Company, the most recent of which was General Manager of General Electric Lighting.

     Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Vice President of the Company since 1999 and General Counsel of the Company since 1993. Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner was an associate at the law firm of O’Connor, Broude, Snyder and Aronson. Mr. Werner is the son of Donald M. Werner.

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

     Peter J. Nolan became a director of Holding (PA) in June 2003. Mr. Nolan is a managing partner of Leonard Green & Partners, L.P. since 1997. Mr. Nolan is also a manager of GEI Capital IV, LLC, an affiliate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Nolan was a Managing Director and Co-Head of Donaldson, Lufkin & Jenrette’s Los Angeles Investment Banking Division, which he joined in 1990. Prior to 1990, Mr. Nolan was a First Vice President in corporate finance at Drexel Burnham Lambert from 1986 to 1990, a Vice President at Prudential Securities, Inc. from 1982 to 1986, and an Associate at Manufacturers Hanover Trust. Mr. Nolan is a director of FTD, Inc., VCA Antech Inc. and Activision, Inc.

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

     Christopher J. Stadler has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996 and is a member of Investcorp’s steering committee. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of CSK Auto Corporation, US Unwired, Inc. and Saks Incorporated.

     Thomas J. Sullivan has served as director of Holding (PA) since July 1999. Mr. Sullivan has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996. Prior to joining Investcorp, Mr. Sullivan was Vice President and Treasurer of the Leslie Fay Companies, Inc. (now Leslie Fay Company, Inc.). Mr. Sullivan is a director of US Unwired, Inc.

     Michael S. Wong became a director of Holding (PA) in June 2003. Mr. Wong has been an executive of Leonard Green & Partners, L.P. since 1998. Previously, he worked in the merchant banking division of The Blackstone Group in New York and at Donaldson, Lufkin & Jenrette in Los Angeles.

Director Compensation

     Neither Holding (PA) nor Holding (DE) pays any remuneration to executives of Investcorp, Leonard Green or any additional remuneration to its employees for serving as directors. Directors who are not employees of Holding (PA), Holding (DE), Investcorp or Leonard Green receive an annual retainer fee in the amount of $10,000 plus $10,000 for attending each board meeting subject to an annual maximum of $50,000 per director. All directors are reimbursed for any expenses incurred in attending meetings.

Shareholder Agreement

     At closing of the Recapitalization, the Company, Investcorp and certain affiliates (the “Investcorp Investors”), GEI (with its affiliates, the “GEI Investors”), and certain members of the Werner and Solot families (the “Family Shareholders”) entered into an amended and restated shareholder agreement (the “Shareholder Agreement”) to provide, among other things, that the Board of Directors of the Company will consist of nine members initially, consisting of not less than four designated by the Investcorp Investors, two designated by the Family Shareholders and two designated by the GEI Investors, with the ninth director being the Company’s Chief Executive Officer. On June 11, 2006, the GEI Investors will have the right to designate a third member to the Board of Directors, bringing the total at such time to ten directors. The right of the Investcorp Investors, the Family Shareholders or the GEI Investors to appoint directors under the Shareholder Agreement will terminate as to any such group if it ceases to own at least 50% of the aggregate equity position that it owned immediately after the closing of the Recapitalization.

Audit Committee Financial Expert

     The Board of Directors of Holding (PA) has determined that Thomas J. Sullivan, who is chairman of the audit committee, is an “audit committee financial expert” and is independent as those terms are defined in the securities laws.

Code of Ethics

     The Company has adopted a code of ethics that applies to each of the Companies executive officers, senior finance personnel and directors. The Company will provide to any person, without charge, upon written request to the Company’s General Counsel, a copy of the Company’s code of ethics that applies to the above mentioned officers and employees.

Item 11. Executive Compensation.

Summary Compensation Table

     The following table sets forth information concerning annual and long-term compensation for the last three fiscal years awarded to, earned by or paid to the Chief Executive Officer of the Company and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (collectively, the “Named Executive Officers”). The current compensation arrangements for each of these officers are described in “Employment Arrangements” below.

					Long-Term
					Compensation
						Securities
					Deferred	Underlying
Name and Principal				Other Annual	Stock	Options/SARs
Positions	Year	Salary	Bonus	Compensation	Units ($)	(shares)
Dennis G. Heiner(1)	2003	$571,154	$—	$1,685,960	$—	—
President, Chief	2002	543,265	715,000	470,012	—	—
Executive Officer	2001	525,000	350,000	450,506	—	—
Steven R. Bentson(2)	2003	259,615	—	351,719	—	—
Vice President,	2002	243,269	225,000	21,791	—	—
Manufacturing	2001	103,846	65,000	10,585	—	200
Larry V. Friend(3)	2003	228,462	—	402,412	—	—
Vice President,	2002	217,307	190,000	27,399	—	—
Chief Financial Officer	2001	199,123	80,000	21,426	—	100
and Treasurer
Edward W. Gericke(4)	2003	228,462	—	441,992	—	—
Senior Vice President,	2002	214,615	170,000	12,882	—	—
Sales	2001	187,767	125,000	11,926	—	140
Peter R. O’Coin (5)	2003	285,577	—	454,425	—	—
Senior Vice President,	2002	218,320	230,000	77,853	—	450
Operations since March 2002

(1)	The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $14,087, $8,734, and $10,966 in respect of life insurance premiums paid by the Company in 2003, 2002 and 2001, respectively, $28,694, $27,163 and $26,250 in respect of Company contributions made under the 401(k) Plan in 2003, 2002 and 2001, respectively, $7,695, $8,391 and $9,187 of imputed income arising from the personal use of a Company provided automobile in 2003, 2002 and 2001, respectively, payments of $2,732 in respect of medical examination costs paid by the Company in 2003, retention incentive compensation as set forth in his employment contract of $440,551, $425,724 and $404,103 in 2003, 2002 and 2001, respectively, $71,633 of interest earned in 2003 on the balance of the deferred compensation dollar account, $870,568 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(2)	The amount shown for Mr. Bentson under Other Annual Compensation reflects payments of $1,470, $1,350 and $582 in respect of life insurance premiums paid by the Company in 2003, 2002 and 2001, respectively, $15,192, $14,159 and $5,885 in respect of Company contributions made under the 401(k) Plan in 2003, 2002 and 2001, respectively, $6,373, $6,282 and $1,418 of imputed income arising from the personal use of a Company provided automobile in 2003, 2002 and 2001, respectively, $2,700 for moving expenses in 2001, $78,684 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(3)	The amount shown for Mr. Friend under Other Annual Compensation reflects payments of $2,679, $2,525, and $2,103 in respect of life insurance premiums paid by the Company in 2003, 2002 and 2001, respectively, $15,477, $14,494 and $12,323 in respect of Company contributions made under the 401(k) Plan in 2003, 2002 and 2001, respectively, and $6,938, $10,380 and $7,000 of imputed income arising from the personal use of a Company provided automobile in 2003, 2002 and 2001, respectively, $127,318 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(4)	The amount shown for Mr. Gericke under Other Annual Compensation reflects payments of $729, $672 and $391 in respect of life insurance premiums paid by the Company in 2003, 2002 and 2001, respectively, $11,846, $11,046 and $9,861 in respect of Company contributions made under the 401(k) Plan in 2003, 2002 and 2001, respectively, $917, $1,164 and $1,674 of imputed income arising from the personal use of a Company provided automobile in 2003, 2002 and 2001, respectively, $11,442 for financial planning services in 2003, $167,058 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(5)	The amount shown for Mr. O’Coin under Other Annual Compensation reflects payments of $3,545 and $2,659 in respect of life insurance premiums paid by the Company in 2003 and 2002, respectively, $19,055 and $11,906 in respect of Company contributions made under the 401(k) Plan in 2003 and 2002, respectively, $5,863 and $7,004 of imputed income arising from the personal use of a Company provided automobile in 2003 and 2002, respectively, payments of $2,452 in respect of medical examination costs paid by the Company in 2003, $24,152 and $56,284 for moving expenses in 2003 and 2002, respectively, $11,587 for financial planning services in 2003, $137,771 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

Employment Arrangements

     The Company has entered into employment agreements with certain officers and employees including each of the Named Executive Officers. The employment agreements for the Named Executive Officers are collectively referred to as the “Employment Agreements.” The Employment Agreements provide for a base annual salary in the following amounts: $525,000 for Dennis G. Heiner, $225,000 for Steven R. Bentson, $160,000 for Larry V. Friend, $200,000 for Edward W. Gericke, and $275,000 for Peter R. O’Coin. In addition to such executive’s salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis G. Heiner, 60% of annual salary for Steven R. Bentson, 40% of annual salary for Larry V. Friend, 60% of annual salary for Edward W. Gericke, and 65% for Peter R. O’Coin. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company’s Board of Directors. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000, plus interest on amounts unpaid, contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. Under the Employment Agreements, Holding (PA) may only terminate such executives’ employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner, if an executive’s employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months’ base salary, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive’s employee benefits for 12 months. With respect to Dennis G. Heiner, if Mr. Heiner’s employment is terminated without cause or if he terminates his employment for good reason, the Company must (i) pay Mr. Heiner a lump sum equal to the sum of $1,050,000 and two times the most recent annual bonus paid (or earned but not yet paid) prior to his termination of employment and (ii) continue his employee benefits for a period of 24 months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define “cause” as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. “Good reason” is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation.

Transaction Bonus Payments

     During 2003 certain officers and employees of the Company, including each of the Named Executive Officers, received transaction bonus payments upon consummation of the Recapitalization. Each Named Executive Officer received a transaction bonus payment in the amount of $250,000 which is listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table.

Cash Bonus Agreements

     In connection with the Recapitalization, certain officers and employees of the Company, including each of the Named Executive Officers, entered into agreements which provides for the right to receive specified cash bonus amounts if the Company’s annual Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeds stated targets for years 2003, 2004 and 2005. No cash bonus is payable related to year 2003. The payment of the cash bonus would occur upon the earlier of a change in economic beneficial ownership of the Company of greater than 50% or upon a Initial Public Offering becoming effective. The agreements will terminate and the Company will have no obligation to pay on the earlier of December 31, 2008 or upon the termination of employment.

Management Stock Incentive Plan

     In November 1997, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. From December 1998 through October 2002 the Company issued options to certain members of senior management, including certain of the Named Executive Officers. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee’s employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s). No options were issued or exercised during 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Options/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised in-
	Shares		Options/SARs		the-Money Options/SARs
	Acquired on	Value	at Fiscal Year End		at Fiscal Year End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis G. Heiner	—	—	528	—	$—	$—
Steven R. Bentson	—	—	48	—	—	—
Larry V. Friend	—	—	77	—	—	—
Edward W. Gericke	—	—	101	—	—	—
Peter R. O’Coin	—	—	109	—	—	—

     In connection with the Recapitalization, an option cancellation agreement with each of the option holders, including each of the Named Executive Officers, was executed which provided for cancellation of a portion of the options in exchange for cash. Payments under the option cancellation agreements for the Named Executive Officers are listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table.

Stock Loan Plan

     In November 1997, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into stock purchase agreements (the “Loan Participants”). Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company’s effective borrowing rate using the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) negotiates with each Loan Participant the amount of principal to be paid from such Loan Participant’s annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. Shares with an aggregate fair market value of $780,000 and $147,000 were purchased in 2002 and 2001, respectively, pursuant to the Stock Loan Plan and management stock purchase agreements. No shares were purchased in 2003.

     In connection with the Recapitalization, 39.6646% of shares issued pursuant to the management stock purchase agreements were redeemed and the associated stock loans provided under the Stock Loan Plan aggregating $887,000 were repaid.

Deferred Stock Plan

     Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the “Deferred Stock Plan”). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the “Committee”). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the “Participant”) is given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant’s deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company’s Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner received 1,033 Stock Units pursuant to his employment agreement. Such Stock Units vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognized the related compensation expense over the three-year vesting period which ended in 2002. In 2002 and 2001, the Company recognized $366,000 and $840,000, respectively, of compensation expense related to Mr. Heiner’s Stock Units.

     In connection with the Recapitalization, the Deferred Stock Plan was amended and restated effective as of May 2003 (the “Amended Deferred Stock Plan”). The Amended Deferred Stock Plan provided for cancellation of 518.813 Stock Units and the establishment of a deferred compensation dollar account with an initial value of $2,557,572. The initial value represents $4,929.66 for each Stock Unit cancelled. The deferred compensation dollar account is fully vested and interest is credited on the amount unpaid. Interest totaling $71,633 was credited during 2003 and is listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table for Mr. Heiner. Distribution of benefits shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control.

Pension Plans

     The benefits for all salaried employees under the Retirement Plan for Employees of Werner Holding Co. (DE), Inc. (the “Retirement Plan”), a funded, tax-qualified defined benefit pension plan, and for certain stated executives under the Werner Holding Co. (DE), Inc. Supplemental Pension Plan A and/or the Werner Holding Co. (DE), Inc. Supplemental Pension Plan B (the “Supplemental Pension Plans”) were frozen as of December 31, 2000. Effective January 1, 2001, Company contributions under the 401(k) Plan were increased. No further benefits will accrue under the Retirement Plan or the Supplemental Pension Plans for service after December 31, 2000. The following table shows the annual benefits accrued as of December 31, 2000 for each of the Named Executive Officers. These amounts would be payable at age 65.

		Supplemental
	Retirement	Pension
Name	Plan	Plan	Total
Dennis G. Heiner	$3,562	$—	$3,562
Steven R. Bentson	—	—	—
Larry V. Friend	3,891	1,770	5,661
Edward W. Gericke	6,017	—	6,017
Peter R. O’Coin	—	—	—

     The Supplemental Pension Plans are unfunded, non-qualified plans which provide lifetime annual pension benefits to certain stated executives in excess of benefits payable under the Retirement Plan, due to Retirement Plan limitations imposed by the Employee Retirement Income Security Act (“ERISA”), plus additional other benefits. Supplemental Pension Plan A covers all members of the Company’s former Management Committee and Supplemental Pension Plan B covers most of the elected corporate officers. Supplemental Pension Plan benefits are a function of service and final average compensation (both frozen as of December 31, 2000). Executives must have spent at least ten years of service as either an elected salaried corporate officer or a member of the former Management Committee of the Company and retire from the Company after age 55 to be eligible. Eligibility for benefits under the Supplemental Pension Plans is conditioned upon participants’ compliance with a non-competition agreement.

Committees of the Board of Directors;
Compensation Committee Interlocks and Insider Participation

     The full Board of Directors of Werner determines the compensation for management of Werner. Dennis G. Heiner is a member of the Board of Directors of Werner. The compensation for the Named Executive Officers is determined under each such officer’s employment agreement.

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

     The Class A Common Stock, Class B Common Stock, Class D Common Stock and the Series A Preferred Stock are the only classes of Holding (PA)’s capital stock that have the power to vote. The Class A Common Stock and Class B Common Stock each possesses the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share. Holders of a share of Series A Preferred Stock are entitled to the number of votes per share equal to the number of shares of Common Stock issuable upon conversion of such share of Series A Preferred Stock. Investcorp and the Investcorp Investors beneficially own approximately 52% of the outstanding voting stock of Holding (PA). GEI and the GEI Investors beneficially own approximately 24% of the outstanding voting stock of Holding (PA). In addition, the Investcorp Investors own 2,326 shares of Class C Common Stock and 27,151 shares of Class E Common Stock. See “Security Ownership of Certain Beneficial Owners and Management-Shareholder Agreement.”

     The table sets forth as of December 31, 2003 (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is known to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

	Number of	Percent
	Shares (1)	of Class
Class A Voting Stock
Noel Berk-Rauch	86	7.6%
Aleena R. Shapiro(2)	66	5.9%
Howard L. Solot(3)	167	14.7%
Donald M. Werner	183	16.2%
Richard L. Werner (4)	200	17.6%
Ronald E. Werner(5)	144	12.7%
All directors and executive officers as a group, including certain of the above named persons	387	34.1%

	Number of	Percent
	Shares (1)	of Class
Class B Voting Stock
Howard L. Solot(6)	638	4.8%
Bruce D. Werner Trust(7)	837	6.3%
Craig R. Werner Family Limited Partnership	902	6.8%
Michael E. Werner Revocable Trust (8)	898	6.8%
Donald M. Werner (9)	348	2.6%
Eric J. Werner (10)	829	6.3%
Ronald E. Werner (11)	1,120	8.5%
All directors and executive officers as a group, including certain of the above named persons	1,814	13.7%

	Number of	Percent
	Shares (1)	of Class
Class D Voting Stock
INVESTCORP S.A.(12) (13)	603	100.0%
SIPCO Limited (14)	603	100.0%
CIP Limited (15) (16)	555	92.0%
Ballet Limited (15) (16)	56	9.2%
Denary Limited (15) (16)	56	9.2%
Gleam Limited (15) (16)	56	9.2%
Highlands Limited (15) (16)	56	9.2%
Noble Limited (15) (16)	56	9.2%
Outrigger Limited (15) (16)	56	9.2%
Quill Limited (15) (16)	56	9.2%
Radial Limited (15) (16)	56	9.2%
Shoreline Limited (15) (16)	56	9.2%
Zinnia Limited (15) (16)	56	9.2%
INVESTCORP Investment Equity Limited(13)	48	8.0%

	Number of	Percent
	Shares (1)	of Class
Series A Preferred Stock
Leonard Green & Partners, L.P. (17)	65,000	100.0%
Green Equity Investors III, L.P. (17)	64,120	98.6%
Werner Co. - Investment LLC (17)	880	1.4%

(1)	As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)	Ms. Shapiro does not directly own any stock in Holding (PA). The number of shares shown as owned are held in the name of Rauch Trust of which Aleena R. Shapiro is Trustee. Ms. Shapiro disclaims the beneficial ownership of such shares.

(3)	Includes 22 shares of Class A Stock held in the name of Mr. Solot’s spouse, Janet F. Solot.

(4)	Includes 199.74 shares of Class A Stock held in the name of Richmond Drive Enterprises, L.P., a limited partnership, the general partners of which are Mr. Werner and Lois S. Werner. Lois S. Werner is the spouse of Mr. Werner.

(5)	Includes 144.11 shares of Class A Stock held in the name of the Florence J. Werner Irrevocable Trust of which Ronald E. Werner is the trustee. Mr. Werner disclaims the beneficial ownership of such shares.

(6)	Includes 498.37 shares of Class B Stock held in the name of Alligator Partners, L.P., a limited partnership, the general partners of which are Mr. Solot and Janet F. Solot, and 128.02 shares of Class B Stock held in the name of Mr. Solot’s spouse, Janet F. Solot.

(7)	Includes 10.44 shares of Class B Stock held as joint tenant with Tammy H. Werner and 235.91 shares of Class B Stock held in the name of the Bruce D. Werner Family Limited Partnership.

(8)	Includes 108.59 shares of Class B Stock held in the name of the Laura W. Werner Revocable Trust, 62.10 shares of Class B Stock held in the name of the Jonathan C. Werner Gift Trust, 34.79 shares of Class B Stock held in the name of the Margot A. Werner Gift Trust and 62.10 shares of Class B Stock held in the name of the Stephanie N. Werner Gift Trust.

(9)	Includes 13.06 shares of Class B Stock owned with Barbara Werner as joint tenants and 53.10 shares of Class B Stock held in the name of Barbara Werner.

(10)	Includes 17.79 shares of Class B Stock owned with Melanie R. Werner as joint tenants, 165.66 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Isabelle N. Werner and 165.66 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Sophia K. Werner.

(11)	Includes 691.28 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 120.78 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

(12)	Investcorp does not directly own any stock in Holding (PA). The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (13) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (16) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Holding (PA) voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(13)	INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(14)	SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(15)	CIP Limited (“CIP”) owns no stock in Holding (PA). CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (16) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holding (PA) held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holding (PA)’s voting stock.

(16)	Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(17)	Leonard Green & Partners, L.P. (“Leonard Green”) does not own directly any stock in Holding (PA). The numbers of shares shown as owned by Leonard Green includes all the shares owned by Green Equity Investors, L.P. and Werner Co. – Investment LLC, affiliates of Leonard Green.

Shareholder Agreement

     The Shareholder Agreement provides for, among other things, the following:

   GEI Drag-Along Right if Shares are not Fully Redeemed in an Elective Put

     If, on or after January 1, 2007 and on or prior to December 31, 2008, and so long as the GEI Investors continue to meet their Retention Condition, holders of the Series A Preferred Stock notify Holding (PA) that they wish to exercise an Elective Put, and Holding (PA) does not fully redeem the shares subject to the Elective Put as and when required, the GEI Investors will effectively be able to cause the sale of Holding (PA), such that, subject to certain limitations, each of the other shareholders party to the Shareholder Agreement will be required either to sell their shares in a drag-along sale or agree to vote their shares in favor of a sale transaction that requires shareholder approval.

   Advance Notice in Connection with Exercise of the Elective Put Right

     At any time on or after October 31, 2006, the GEI Investors may notify the Company that they intend to exercise the Elective Put right. Upon receipt of such notice, the Company will engage an investment banking firm and take such other steps as it determines are reasonably designed to effect a merger, consolidation, reorganization, recapitalization or sale of all or substantially all of the assets of the Company prior to June 30, 2007. Upon request of the GEI Investors, the Company will engage an additional investment banking firm designated by the GEI Investors to assist in such process.

   Right of First Offer

     The Shareholder Agreement provides that if a GEI Investor desires to transfer any of its Series A Preferred Stock or common shares issued or issuable upon their conversion, other than to an affiliate or as part of a tag-along transfer, as discussed below, it must first offer the Investcorp Investors, and then Holding (PA), the opportunity to purchase all, but not less than all, of the offered shares. If the Investcorp Investors elect to purchase fewer than all of the offered shares, Holding (PA) will have the option of purchasing the remaining shares. If the Investcorp Investors and Holding (PA) in the aggregate elect to purchase fewer than all of the offered shares, they shall not be entitled to purchase any of the offered shares and the GEI Investor shall have the right to sell the offered shares to a third party on terms not materially less favorable to the GEI Investor than those set forth in the offer to the Investcorp Investors and Holding (PA).

   Tag-Along Rights

     The Shareholder Agreement provides that if the holders of a majority of the outstanding shares of common stock (including, for these purposes, common shares issuable upon conversion of the Series A Preferred Stock) (“Common Stock Equivalents”) propose to sell not less than 20% of the issued and outstanding shares of common stock and Common Stock Equivalents to a third party (other than to an affiliate), each of the other shareholders that are party to the New Shareholder Agreement shall have the right, but not the obligation, to participate pro rata in the sale on the same terms and conditions.

   Investcorp Investors Drag-Along Rights

     The Shareholder Agreement provides that if the Investcorp Investors propose to sell at least 80% of the shares of Class D Common Stock (which was issued to the Investcorp Investors in the 1997 Recapitalization) then outstanding to a third party (other than to an affiliate), the Investcorp Investors shall have the right to compel the GEI Investors to sell (1) the same percentage of the common stock owned by the GEI Investors as the percentage of the Class D Common Stock to be sold, on the same terms and conditions as the Investcorp Investors are able to obtain and (2) all of the shares of Series A Preferred Stock then outstanding for cash consideration equal to the greater of (x) the redemption price the holders would have received had the drag-along sale constituted a Change of Control and (y) the price per share that a holder of Series A Preferred Stock would have received had it fully converted its shares into common stock.

   Pre-emptive Rights

     The Shareholder Agreement provides that if Holding (PA) proposes to issue or sell any “New Securities,” as defined below, the GEI Investors, the Family Shareholders and the Investcorp Investors will have the right, but not the obligation, to purchase a pro rata portion of the offering in order to maintain their percentage ownership of Holding (PA)’s equity securities. “New Securities” means any authorized but unissued shares, and any treasury shares, of capital stock of Holding (PA) and all rights, options or warrants to purchase capital stock, or securities of any type whatsoever that are, or may become, convertible into capital stock, subject to certain customary exceptions.

Item 13. Certain Relationships and Related Transactions.

Agreements with Certain Shareholders

     In connection with the Recapitalization, the Company’s agreement for management and consulting services with Investcorp International, Inc. (“III”) was amended to provide consulting services through November 24, 2007. The amended agreement provides for the Company to pay III an annual fee of $1,500,000 for the annual period ending November 24, 2003 and $1,000,000 for each annual period thereafter. The agreement will terminate on the earlier of November 24, 2007, the date on which III ceases to own at least 50% of the aggregate equity of the Company or on the date of an initial public offering, as defined.

     The Company entered into a management and consulting agreement with Leonard Green in connection with the Recapitalization. The agreement provides for the Company to pay Leonard Green $455,000 for services for the period through November 23, 2003 and $1,000,000 for services and expenses for each annual period thereafter through November 25, 2008. The agreement will terminate on the earlier of November 25, 2008, the date on which Leonard Green ceases to own at least 50% of the Company’s Series A Preferred Stock (including any shares of common stock issued upon conversion) or on the date of an initial public offering, as defined.

Item 14. Principal Accountant Fees and Services.

     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2003 and 2002 were:

	For Years Ended December 31
	2003	2002
	(Dollars in thousands)
Audit Services	$383	$377
Audit-Related Services	158	30
Tax Fees	216	247
All Other Fees (1)	285	210

Total (2)	$1,042	$864

(1)	Fees relate to provision of actuarial and associated employee benefit plan consulting services. Under the Sarbanes-Oxley Act, actuarial services subject to contracts in existence as of May 6, 2003 could continue to be provided through March 31, 2004. The Company elected to continue to receive necessary actuarial services from PwC during 2003 pursuant to an engagement letter dated March 3, 2003. Effective in October 2003, the Company retained another actuarial firm to replace PwC effective for services provided beginning January 1, 2004.

(2)	Effective November 10, 2003, the Audit Committee adopted the Audit and Non-Audit Services Pre-Approval Policy. Commencing with 2003, the Audit Committee pre-approved all the fees and services included within the scope of this policy. The Audit Committee did not utilize the de minimis exception in 2003 which allows for pre-approval of non-audit services that aggregate less than five percent of total fees paid to the independent auditor to be waived under certain circumstances.

     The Audit fees for years ended December 31, 2003 and 2002 relate to professional services rendered for the audits of the consolidated financial statements of the Company and assistance with and review of documents filed with the SEC.

     The Audit-Related fees for the years ended December 31, 2003 and 2002 include $45,000 and $30,000, respectively, for assurance and related services in connection with employee benefit plan audits required by government regulations. Audit-Related fees for the year ended December 31, 2003 include $113,000 for services provided in connection with the Recapitalization.

     The Tax fees for the years ended December 31, 2003 and 2002 were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice and assistance with tax audits and appeals.

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

     (b) Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated October 17, 2003 reporting the current status of the Company’s business relationship with its largest customer, The Home Depot.

          The Company filed a Current Report on Form 8-K dated December 19, 2003 announcing that Werner has entered into a long term strategic alliance with Lowe’s Companies, Inc. The Company also announced that it will discontinue supplying Werner® brand climbing equipment to The Home Depot as soon as commercially possible within the first quarter of 2004 to achieve an orderly transition of the Company’s business relationship with The Home Depot.

          The Company filed a Current Report on Form 8-K dated January 8, 2004 to provide to the public a copy of the presentation that was discussed on a conference call for holders of its outstanding 10% Senior Subordinated Notes due 2007 that was conducted on January 8, 2004.

     (c) Exhibits:

Exhibit
Number	Description of Exhibits
2	Recapitalization and Stock Purchase Agreement, dated as of May 7, 2003, among Werner Holding Co. (PA), Inc., Green Equity Investors III, L.P., and certain shareholders of Werner Holding Co. (PA), Inc., including Exhibit C thereto (filed as Exhibit 99.1 to Co-Registrant’s Current Report on Form 8-K filed May 8, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.8	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

3.9	Articles of Incorporation of Werner Co. (filed as Exhibit 3.5 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.10	By-laws of Werner Co. (filed as Exhibit 3.6 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.11	Certificate of Incorporation of WIP Technologies, Inc. (filed as Exhibit 3.19 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.12	By-laws of WIP Technologies, Inc. (filed as Exhibit 3.20 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.13	Certificate of Incorporation of Werner Funding Corporation (filed as Exhibit 3.9 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

3.14	By-laws of Werner Funding Corporation (filed as Exhibit 3.10 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
3.15	Amendment to By-laws of WIP Technologies, Inc. (filed as Exhibit 3.11 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.1	Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated as of November 24, 1997 (filed as Exhibit 4.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.2	Form of Note (included as Exhibit B to Exhibit 4.1 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.3	Registration Rights Agreement among the Company, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co. dated November 24, 1997 (filed as Exhibit 1.2 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.4	Form of Letter of Transmittal (filed as Exhibit 1.3 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.5	Supplemental Indenture dated as of June 11, 2003, by and among Werner Holding Co. (DE), Inc., The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company) and the guarantors under the Indenture dated as of November 24, 1997 (filed as Exhibit 10.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Amended and Restated Shareholder Agreement, dated as of June 11, 2003, by and among Werner Holding Co. (PA), Inc., Investcorp Investment Equity Limited, the other holders of shares of Class D Common Stock of Werner Holding Co. (PA), Inc. and the other individuals listed on the signature pages thereto (filed as Exhibit 10.11 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.2	Bonus Agreement, dated as of May 19, 2003, by and between Werner Holding Co-(PA), Inc. and Larry V. Friend (filed as Exhibit 10.21 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.3	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson (filed as Exhibit 10.22 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Management Stock Incentive Plan, established by Werner Holding Co. (PA), Inc. as of November 24, 1997 (filed as Exhibit 10.4 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.5	Form of Stock Option Agreements pursuant to Stock Incentive Plan between Werner Holding Co. (PA), Inc. and certain employees (filed as Exhibit 10.5 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.6	Trust Indenture, dated as of September 1, 1990, between the County of Carroll, Kentucky, and Dai-Ichi Kangyo Trust Company (filed as Exhibit 10.6 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.7	Variable Rate Demand Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky (filed as Exhibit 10.7 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.8	Lease Agreement, dated as of September 1, 1990, between County of Carroll, Kentucky, and Kentucky Ladder Company (filed as Exhibit 10.8 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.9	Employment Agreement between Werner Co. and Peter R. O’Coin (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.10	Registration Rights Agreement, dated as of June 11, 2003, by Werner Holding Co. (PA), Inc for the benefit of certain shareholders (filed as Exhibit 10.12 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.11	Werner Holding Co. (PA), Inc. 1997 Stock Loan Plan (filed as Exhibit 10.11 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.12	Credit Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc., Citigroup Global Markets Inc., as Syndication Agent, Citigroup Global Markets Inc. and J. P. Morgan Securities Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank as Administrative Agent (filed as Exhibit 10.7 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.13	Form of Second Stock Option Modification Agreement (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.14	Amended and Restated Retirement Plan for Employees of Werner Holding Co. (DE), Inc. (filed as Exhibit 10.14 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15	First Amendment to the Retirement Plan for Employees of Werner Holding Co. (DE), Inc.

10.16	Second Amendment to the Retirement Plan for Employees of Werner Holding Co. (DE), Inc.

10.17	Amended and Restated Supplemental Pension Plan A Applicable to Key Executives of Werner Holding Co. (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.15 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.18	Amended and Restated Supplemental Pension Plan B Applicable to Elected Salaried Corporate Officers of Werner Holding Co. (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.16 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.19	Werner Co. Short Term Variable Pay Bonus Compensation Plan (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.20	Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings Plan.

10.21	Form of Management Stock Purchase Agreement between Stepup Limited, Werner Holding Co. (PA), Inc. and certain individuals (filed as Exhibit 10.19 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.22	Form of Loan and Pledge Agreement of Werner Holding Co. (PA), Inc. (filed as Exhibit 10.20 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.23	Amended and Restated Agreement for Management Advisory, Strategic Planning and Consulting Services between Werner Holding Co. (DE), Inc. and Investcorp International Inc. effective as of June 11, 2003 (filed as Exhibit 10.8 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.24	Management Services Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc. and Leonard Green & Partners, L.P. (filed as Exhibit 10.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.25	Amendment to Management Services Agreement, dated as of November 25, 2003, among Werner Holding Co. (DE), Inc. and Leonard Green & Partners, L.P.

10.26	Employment Agreement, dated as of July 9, 2001, between Werner Co. and Steve Bentson (filed as Exhibit 10.23 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.27	Employment Agreement dated as of September 30, 2001 between Werner Co. and Edward W. Gericke (filed as Exhibit 10.38 to Co-Registrant’s Annual Report on form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Indemnity Agreement, dated March 31, 1998, between National Union Fire Insurance Company of Pittsburgh, PA, and Werner Holding Co. (PA), Inc. (filed as Exhibit 10.29 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.29	Receivables Purchase Agreement, dated as of May 29, 1998, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.30	Purchase and Sale Agreement, dated as of May 29, 1998, between Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.31	Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Loan Plan (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10.32	Premium Conversion Plan of Werner Holding Co. (DE), Inc. (filed as Exhibit 10.36 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.33	Employment Agreement, dated as of May 26, 1999, between Werner Co. and Dennis G. Heiner (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.34	Amendment No. 3 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.35	Employment Agreement dated as of April 5, 1999, as amended by Amendment No. 1 dated May 31, 2000 and Amendment No. 2 dated October 31, 2001, between Werner Co. and Larry V. Friend (filed as Exhibit 10.40 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 incorporated herein by reference).

10.36	Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.40 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.37	Management Stock Purchase Agreement between Investcorp Werner Holdings, L.P., Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.42 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.38	Stock Option Agreement between Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.43 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.39	Amendment No. 2 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.44 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.40	Amendment No. 4 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.41	First Amendment to Receivables Purchase Agreement, dated as of May 28, 2003, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.42	First Amendment to Purchase and Sale Agreement, dated as of May 28, 2003, among Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.43	Amendment No. 5 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.44	Amendment No. 6 to Werner Holding Co. (PA), Inc. Stock Incentive Plan.

10.45	Amended and Restated Werner Co. Deferred Stock Plan, effective as of May 2003 (filed as Exhibit 10.9 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.46	Consent to Stock Unit Adjustment, by Dennis G. Heiner, dated June 2, 2003 (filed as Exhibit 10.10 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.47	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner (filed as Exhibit 10.13 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.48	Option Cancellation Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O’Coin (filed as Exhibit 10.14 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.49	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Edward W. Gericke.

10.50	Option Cancellation Agreement, dated as of May 19, 2003, by and between Werner Holding Co. (PA), Inc. and Larry V. Friend (filed as Exhibit 10.16 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.51	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson (filed as Exhibit 10.17 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.52	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner (filed as Exhibit 10.18 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.53	Bonus Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O’Coin (filed as Exhibit 10.19 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.54	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Edward W. Gericke.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on March 30, 2004.

/s/ DONALD M. WERNER Donald M. Werner	Chairman of the Board of Directors of Co-registrants
/s/ DENNIS G. HEINER Dennis G. Heiner	President and Chief Executive Officer of Holding (PA) and Holding (DE) (Principal Executive Officer of Co-registrants), Director
/s/ LARRY V. FRIEND Larry V. Friend	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer of Co-registrants)
/s/ JAMES F. HARDYMON James F. Hardymon	Director
/s/ PETER J. NOLAN Peter J. Nolan	Director
/s/ DANA R. SNYDER Dana R. Snyder	Director
/s/ HOWARD L. SOLOT Howard L. Solot	Director
/s/ CHRISTOPHER J. STADLER Christopher J. Stadler	Director
/s/ THOMAS J. SULLIVAN Thomas J. Sullivan	Director
/s/ MICHAEL S. WONG Michael S. Wong	Director