Form 10-Q
period 2004-03-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2004-05-17
CIK 1056112, 1056121

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004

Commission File No. 333-46607-12

WERNER HOLDING CO. (PA), INC.

(Exact name of Co-registrant as specified in its charter)

Pennsylvania	25-0906895
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

93 Werner Rd.	16125
Greenville, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(724) 588-2550
(Co-registrant’s telephone number including area code)

Commission File No. 333-46607

WERNER HOLDING CO. (DE), INC.

(Exact name of Co-registrant as specified in its charter)

Delaware	25-1581345
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1105 North Market St.,	19899
Suite 1300	(Zip Code)
Wilmington, Delaware
(Address of principal executive offices)

(302) 478-5723
(Co-registrant’s telephone number including area code)

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

     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of March 31, 2004:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,315.9002 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX

WERNER HOLDING CO. (PA), INC.

WERNER HOLDING CO. (DE), INC.

FORM 10-Q
Period Ended March 31, 2004

The financial statements included herein are that of Werner Holding Co. (PA), Inc. (“Holding (PA)”). The Co-registrants are Holding (PA) and Werner Holding Co. (DE), Inc. (the “Issuer”), which is a wholly-owned subsidiary of Holding (PA). Holding (PA) has no substantial operations or assets other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. As used herein and except as the context otherwise may require, the “Company” or “Werner” means, collectively, Holding (PA), the Issuer and all of their consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,902	$9,594
Accounts receivable	35,297	59,113
Allowance for doubtful accounts	(1,840)	(1,950)
Prepaid income taxes	3,116	155
Inventories	61,843	55,692
Deferred income taxes	1,600	2,308
Other	4,103	5,193

Total current assets	132,021	130,105
Property, plant and equipment, net	108,888	110,241
Other assets:
Deferred income taxes	17,373	17,956
Deferred financing fees, net	10,446	11,043
Other	8,704	9,269

	36,523	38,268

Total assets	$277,432	$278,614

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$14,959	$15,414
Accrued liabilities	31,406	30,114
Current maturities of long-term debt	23,141	23,130

Total current liabilities	69,506	68,658
Long-term obligations:
Long-term debt	290,095	289,990
Reserve for product liability and workers’ compensation claims	47,787	47,880
Other long-term obligations	40,007	39,600

Total liabilities	447,395	446,128
Convertible preferred stock	67,540	64,347
Shareholders’ deficit:
Common stock	1	1
Treasury stock, at cost	(146,983)	(146,983)
Additional paid-in-capital	195,688	198,881
Accumulated deficit	(272,778)	(270,918)
Accumulated other comprehensive income (loss)	(12,150)	(11,543)
Notes receivable arising from stock loan plan	(1,281)	(1,299)

Total shareholders’ deficit	(237,503)	(231,861)

Total liabilities, preferred stock and shareholders’ deficit	$277,432	$278,614

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31
	2004	2003
Net sales	$101,654	$106,235
Cost of sales	70,003	70,712

Gross profit	31,651	35,523
General and administrative expenses	6,949	6,340
Selling and distribution expenses	19,289	20,571
Restructuring and other cost reduction initiatives	2,476	—

Operating profit	2,937	8,612
Other income (expense), net	(117)	222

Income before interest and taxes	2,820	8,834
Interest expense	5,812	5,094

Income (loss) before income taxes	(2,992)	3,740
Income tax (benefit)	(1,132)	1,349

Net income (loss)	(1,860)	2,391
Convertible preferred stock dividends and accretion	3,193	—

Net income (loss) attributable to common shareholders	$(5,053)	$2,391

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive		Shareholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Other	Equity (Deficit)
Balance at January 1, 2004	$1	$198,881	$(270,918)	$(146,983)	$(11,543)	$(1,299)	$(231,861)
Non-owner equity changes:
Net income (loss)			(1,860)				(1,860)
Derivative instruments-amounts reclassified to income (net of deferred tax of $628)					1,069		1,069
Change in fair value of derivative commodity instruments (net of deferred tax of $984)					(1,676)		(1,676)

Total comprehensive income (loss)							(2,467)
Repurchase of common stock							—
Convertible preferred in-kind dividends		(2,437)					(2,437)
Accretion of preferred stock		(756)					(756)
Reduction in notes receivable arising from stock loan plan						18	18

Balance at March 31, 2004	$1	$195,688	$(272,778)	$(146,983)	$(12,150)	$(1,281)	$(237,503)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31
	2004	2003
Operating Activities
Net income (loss)	$(1,860)	$2,391
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	3,344	3,025
Amortization of deferred financing fees and original issue discount	699	597
Amortization of deferred costs	1,094	1,123
Provision for (recoveries of) losses on accounts receivable	(104)	(227)
Provision for product liability and workers’ compensation claims	2,985	3,788
Payment of product liability and workers’ compensation claims	(3,078)	(1,897)
Charges for restructuring and other cost reduction initiatives	2,476	—
Payments related to restructuring and other cost reduction initiatives	(729)	—
Deferred income taxes	1,646	451
Changes in operating assets and liabilities:
Accounts receivable	23,816	4,757
Prepaid income taxes	(2,961)	675
Inventories	(6,151)	(12,597)
Accounts payable	(455)	412
Other assets and liabilities, net	(352)	(8,164)

Net cash provided (used) by operating activities	20,370	(5,666)
Investing Activities
Capital expenditures	(1,921)	(1,928)
Proceeds from liquidation of investments	—	23

Net cash used by investing activities	(1,921)	(1,905)
Financing Activities
Repayment of notes receivable arising from stock loan plan	18	247
Repayments of long-term debt	(144)	(6,892)
Other	(15)	—

Net cash used by financing activities	(141)	(6,645)

Net increase (decrease) in cash and cash equivalents	18,308	(14,216)
Cash and cash equivalents at beginning of period	9,594	43,161

Cash and cash equivalents at end of period	$27,902	$28,945

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$162	$50

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

A. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

B. Inventories

     Components of inventories are as follows:

	March 31	December 31
	2004	2003
Finished goods	$37,852	$34,009
Work-in-process	12,010	12,328
Raw materials and supplies	21,403	18,134

	71,265	64,471
Less excess of cost over LIFO stated values	9,422	8,779

Net inventories	$61,843	$55,692

C. Debt

     The Company is in compliance with its existing debt covenants as of March 31, 2004. The Company’s senior credit facility, which consists of a Term Loan currently totaling $172,500 and a $50,000 Revolving Credit Facility under which no amount is currently outstanding (the “Senior Credit Facility”), was amended effective May 6, 2004 (the “Amendment”) to modify certain financial covenants and provide for other changes. The Amendment changed the debt leverage and interest coverage ratio covenants for years 2004 and 2005 to be less restrictive. The Amendment provides for an increase in certain fees including an increase of 0.75% in the annual rate charged on the Term Loan and an increase of 0.25% in the annual commitment fee that is charged on the unused portion of the Revolving Credit Facility. The Company incurred costs in connection with the Amendment which will be deferred and amortized over the remaining life of the Senior Credit Facility using the effective interest method beginning in May 2004.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

D. Sales of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of March 31, 2004 and December 31, 2003, the Company had sold, on a recurring basis, $58,951 and $84,549 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $38,886 and $64,483, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in “Other income (expense), net.”

     Effective during May 2004, the Company and the financial institution agreed on amended terms for the Receivables Purchase Agreement. An amendment is expected to be executed in the near future. The agreed upon amended terms provide for an increase in liquidity from that which would otherwise have been available. Certain fees associated with the facility will increase.

E. Preferred Stock

     In June 2003, the Company issued $65,000 of Series A Preferred Stock which is more fully described in Note G of the Company’s Annual Report on Form 10-K for year ended December 31, 2003. During the three months ended March 31, 2004, quarterly preferred dividends in the amount of $2,437 were paid and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $72,067 as of March 31, 2004, are presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income. If all the Series A Preferred shares had been converted as of March 31, 2004, 14,619 shares of Class F Common Stock would have been issued.

     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock will be accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the three months ended March 31, 2004 was $756. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

F. Shipping and Handling Fees and Expenses

     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $12,120 and $12,911 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of income for the three months ended March 31, 2004 and 2003, respectively.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

G. Employee Retirement and Benefit Plans

     The following provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost	$158	$229	$17	$16
Interest cost	939	967	49	46
Expected return on plan assets	(620)	(581)	—	—
Amortization of prior service cost	10	10	5	5
Amortization of actuarial loss	199	235	10	9

Net periodic benefit cost	$686	$860	$81	$76

     The Company expects to contribute $5,532 during 2004 to a trust established for its noncontributory defined benefit plan. This estimate reflects the provisions of the Pension Funding Equity Act of 2004 which was enacted in April 2004. During the three months ended March 31, 2004 contributions to the trust totaled $137 and an additional $306 was contributed on April 15, 2004. The Company disclosed in its most recent Annual Report on Form 10-K that it expected to contribute $8,000 during 2004 to the trust established for the noncontributory defined benefit plan. This estimate has been reduced by $2,468 which reflects the impact of the recently enacted Pension Funding Equity Act of 2004.

H. Stock-Based Compensation

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

	Three Months Ended
	March 31
	2004	2003
Net income (loss), as reported	$(1,860)	$2,391
Less total stock-based employee compensation costs determined using fair value method, net of related tax effects	—	103

Pro forma net income	$(1,860)	$2,288

I. Commitments and Contingencies

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

     In March 2004, the Company executed a lease contract relating to a large manufacturing facility currently being constructed in Juarez, Mexico. Under the contract, the obligations of an unrelated third party lessee are guaranteed by the Company. The Company will occupy the facility upon its completion and assume all obligations under the lease. The lease requires that monthly rent payments be paid for a minimum period of ten years beginning on the date that construction is completed which is expected to be late 2004. The Company has the option to purchase the leased property at the end of the initial term and there are also two options to extend the lease beyond its initial term of five years each. The lease meets the accounting criteria to be categorized as a capital lease which will result in an asset recorded in property, plant and equipment and an offsetting amount recorded as debt upon completion of construction. The amount to be recorded, exclusive of any leasehold improvements, will approximate $11,100 and will be based upon the lower of the fair value of the facility or the present value of future minimum lease payments.

J. Segment Information

     The Company classifies its business in two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31
	2004	2003
Net Sales
Climbing Products	$84,827	$88,435
Extruded Products	16,827	17,800

	$101,654	$106,235

Operating Profit (Loss)
Climbing Products	$4,952	$9,291
Extruded Products	(1,040)	115
Corporate and Other	(975)	(794)

	$2,937	$8,612

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.

     Operating profit (loss) for year 2004 for the Climbing Products segment includes $2,194 of costs related to restructuring and other cost reduction initiatives and $903 of associated startup and realignment costs. For the Extruded Products segment, operating profit (loss) for year 2004 includes $282 of costs related to restructuring and other cost reduction initiatives (see Note K).

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

K.	Restructuring and Other Cost Reduction Initiatives

     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands the manufacturing and distribution optimization activities initiated in 2003. During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities and began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2004. In addition, the Company announced on October 23, 2003 that it will close its manufacturing facility located in Carrollton, Kentucky that currently manufactures wood climbing products. Production at the facility is expected to cease in mid-2004. The Company intends to sell this facility if an acceptable alternative use is not identified. Wood ladder customers will continue to be served by outsourcing production to third parties. In February 2004 the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. All operations at this facility are expected to end not later than the first quarter of 2005. The Company also intends to sell this facility. In early 2004 the Company also initiated a program to reduce costs by re-engineering its selling, general and administrative functions. Costs incurred in connection with the above-described activities during the three months ended March 31, 2004 are included in the income statement caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

Facility and other exit costs	$78
Employee severance and termination benefits	2,294
Other associated costs	104

$2,476

     A reconciliation of the beginning and ending liability balances related to the above-described activities which indicates costs incurred and charged to expense, and the related amounts paid or otherwise settled during the three months ended March 31, 2004 is a follows:

	Liability			Liability
	Balance at	Costs	Costs	Balance at
	December 31, 2003	Incurred	Settled	March 31, 2004
Facility and other exit costs	$—	$78	$78	$—
Employee severance and termination benefits	—	2,294	547	1,747
Other associated costs	10	104	104	10

	$10	$2,476	$729	$1,757

     The costs reflected above are costs associated with exit or disposal activities as defined by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities or costs incurred in connection with exit activities recorded pursuant to Statement No. 112, Employers’ Accounting for Postemployment Benefits. Management believes there are other costs related to the restructuring activities that are both nonrecurring and incremental. These costs include start-up and wind-down costs associated with manufacturing facilities and duplicate freight and handling costs. For the three months ended March 31, 2004, these costs total $903 and include $171 recorded in the income statement caption, “Cost of sales” and $732 recorded in “Selling and distribution expenses.”

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

L.	Supplemental Guarantor Information

     The Company’s debt includes borrowings under the Senior Credit Facility and 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”). The issuer of this debt is Werner Holding Co. (DE), Inc. (the “Issuer”). Werner Holding Co. (PA), Inc. (the “Parent Company”) has provided a full, unconditional, joint and several guaranty of the Issuer’s obligations under the Senior Credit Facility and the Notes. In addition, the Issuer’s wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the “Guarantor Subsidiaries”) have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.

     Following is condensed consolidated information for the Parent Company, the Issuer, the Guarantor Subsidiaries, and Werner Funding Corporation (the “Non-Guarantor Subsidiary”). Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not provide additional information that is material to investors. Therefore, each of the Guarantor Subsidiaries is combined in the presentation below. Further, separate financial statements of the Issuer have not been provided as management has determined that they would not provide information that is material to investors, as the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

     Investments in subsidiaries are accounted for on the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the respective investment accounts of the Parent Company and the Issuer. The investments in subsidiaries and intercompany balances and transactions have been eliminated in consolidation. Income taxes are allocated generally on a separate return basis with reimbursement for losses utilized on a consolidated basis in accordance with a tax sharing agreement between the Company and each of its subsidiaries.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

L.	Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
March 31, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$719	$34,578	$—	$35,297
Inventories, net	—	—	61,843	—	—	61,843
Other current assets	1,007	(3,581)	36,660	795	—	34,881

Total current assets	1,007	(3,581)	99,222	35,373	—	132,021
Property, plant and equipment, net	—	1	108,887	—	—	108,888
Investment in subsidiaries	(185,487)	(104,984)	7,731	—	282,740	—
Other assets	—	11,421	25,102	—	—	36,523

Total Assets	$(184,480)	$(97,143)	$240,942	$35,373	$282,740	$277,432

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$23,553	$45,933	$20	$—	$69,506
Intercompany payable (receivable)	(14,517)	(223,710)	210,605	27,622	—	—

Total current liabilities	(14,517)	(200,157)	256,538	27,642	—	69,506
Long-term debt	—	288,501	1,594	—	—	290,095
Other long-term liabilities	—	—	87,794	—	—	87,794
Convertible preferred stock	67,540	—	—	—	—	67,540
Total equity (deficit)	(237,503)	(185,487)	(104,984)	7,731	282,740	(237,503)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(184,480)	$(97,143)	$240,942	$35,373	$282,740	$277,432

December 31, 2003
Assets
Current assets:
Accounts receivable	$—	$—	$—	$59,113	$—	$59,113
Inventories, net	—	—	55,692	—	—	55,692
Other current assets	79	115	14,911	195	—	15,300

Total current assets	79	115	70,603	59,308	—	130,105
Property, plant and equipment, net	—	1	110,240	—	—	110,241
Investment in subsidiaries	(182,600)	(103,428)	7,621	—	278,407	—
Other assets	—	11,954	26,314	—	—	38,268

Total Assets	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(768)	$25,281	$44,361	$(216)	$—	$68,658
Intercompany payable (receivable)	(14,239)	(222,439)	184,775	51,903	—	—

Total current liabilities	(15,007)	(197,158)	229,136	51,687	—	68,658
Long-term debt	—	288,400	1,590	—	—	289,990
Other long-term liabilities	—	—	87,480	—	—	87,480
Convertible preferred stock	64,347	—	—	—	—	64,347
Total equity (deficit)	(231,861)	(182,600)	(103,428)	7,621	278,407	(231,861)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

L.	Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Three Months Ended March 31, 2004
Net sales	$—	$—	$101,654	$—	$—	$101,654
Cost of sales	—	—	70,003	—	—	70,003

Gross profit	—	—	31,651	—	—	31,651
Selling, general and administrative expenses	—	4	26,234	—	—	26,238
Restructuring and other cost reduction initiatives	—	—	2,476	—	—	2,476

Operating (loss) profit	—	(4)	2,941	—	—	2,937
Other income (expense), net	(2,261)	(1,173)	(268)	467	3,118	(117)
Interest income (expense)	246	(2,124)	(3,191)	(743)	—	(5,812)

Income (loss) before income taxes (benefit)	(2,015)	(3,301)	(518)	(276)	3,118	(2,992)
Income taxes (benefit)	(155)	(1,021)	430	(386)	—	(1,132)

Net Income (Loss)	$(1,860)	$(2,280)	$(948)	$110	$3,118	$(1,860)

For the Three Months Ended March 31, 2003
Net sales	$—	$—	$106,235	$—	$—	$106,235
Cost of sales	—	—	70,712	—	—	70,712

Gross profit	—	—	35,523	—	—	35,523
Selling, general and administrative expenses	—	3	26,908	—	—	26,911

Operating (loss) profit	—	(3)	8,615	—	—	8,612
Other income (expense), net	2,279	2,619	(405)	658	(4,929)	222
Interest income (expense)	214	(635)	(3,930)	(743)	—	(5,094)

Income (loss) before income taxes (benefit)	2,493	1,981	4,280	(85)	(4,929)	3,740
Income taxes (benefit)	102	(265)	1,542	(30)	—	1,349

Net Income (Loss)	$2,391	$2,246	$2,738	$(55)	$(4,929)	$2,391

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)

L.	Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated
For the Three Months Ended March 31, 2004
Net cash from operating activities	$259	$1,271	$18,841	$(1)	$20,370
Net cash from investing activities	(278)	(1,271)	(372)	—	(1,921)
Net cash from financing activities	18	(159)	—	—	(141)

Net increase (decrease) in cash and cash equivalents	(1)	(159)	18,469	(1)	18,308
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$—	$(157)	$28,057	$2	$27,902

For the Three Months Ended March 31, 2003
Net cash from operating activities	$340	$(142)	$(5,864)	$—	$(5,666)
Net cash from investing activities	(597)	6,918	(8,226)	—	(1,905)
Net cash from financing activities	247	(6,776)	(116)	—	(6,645)

Net increase (decrease) in cash and cash equivalents	(10)	—	(14,206)	—	(14,216)
Cash and cash equivalents at beginning of period	—	1	43,158	2	43,161

Cash and cash equivalents at end of period	$(10)	$1	$28,952	$2	$28,945

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the Notes thereto included elsewhere in this document and the Company’s most recent Annual Report on Form 10-K as filed with the Securities and Exchange Commission. This document contains, in addition to historical information, forward-looking statements that are subject to risks and other uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

Executive Summary

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement and other retail, hardware and professional. The Company’s climbing products segment generated 83% of the Company’s consolidated net sales in the three months ended March 31, 2004. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 17% of consolidated net sales during the first three months of 2004.

     Net sales recorded in the three months ended March 31, 2004 totaled $101.7 million which is a decline of $4.5 million, or 4.3%, from net sales recorded in the first quarter of the prior year. As previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, during the first quarter of 2004. The decline was due to lower sales to Home Depot which was partially offset by increased sales to other customers. As also previously disclosed, the Company entered into a long term strategic alliance with Lowe’s during December 2003. Under this arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements. In addition, Lowe’s and Werner will jointly promote and market Werner® branded products and Werner has been provided the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. Sales under this alliance began in the first quarter of 2004.

     Although management believes Werner is now better positioned for long-term profitable growth, sales volumes in 2004 are expected to be significantly less than 2003. In order to better align the Company’s cost structure with the expected reduction in sales volumes, a restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands certain manufacturing and distribution optimization activities initiated in 2003. A summary of these initiatives include:

•	In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. All operations at this facility are expected to end no later than the first quarter of 2005. The Company intends to sell this facility.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company initiated plans to construct a large manufacturing and ladder assembly plant in Juarez, Mexico to be fully operational by late 2004.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2004. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. In addition, the Company announced on October 23, 2003 that it will close its manufacturing facility located in Carrollton, Kentucky that currently manufactures wood climbing products. Production at the facility is expected to cease by mid-2004. The Company intends to sell this facility if an acceptable alternative use in not identified. Wood ladder customers will continue to be served by outsourcing production to third parties.

     Costs associated with the above-described activities, including costs associated with completing the initiatives began in 2003, are expected to range from $20 million to $25 million mostly during 2004. Costs for these activities totaled $3.4 million in the three months ended March 31, 2004. The annual benefits expected to be realized upon implementation of restructuring initiatives are estimated to range between $15 million and $20 million. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

     As a result of the anticipated reduction in sales volume for the year 2004 the Company initiated discussions with its senior lenders to modify the existing debt covenants to provide for continued compliance. Effective May 6, 2004, the Company’s Senior Credit Facility was amended to modify certain financial covenants and provide for other changes. The amendment changed the debt leverage and interest coverage ratio covenants for years 2004 and 2005 to be less restrictive and provides for an increase in certain fees. Although management believes that the Company will comply with the amended debt covenants for the next twelve months, no assurance can be given that the Company will be able to maintain compliance in the future.

Results of Operations—Quarter Ended March 31, 2004 as Compared to Quarter Ended March 31, 2003

     Net Sales. Net sales were down $4.5 million, or 4.3%, to $101.7 million for the quarter ended March 31, 2004 from $106.2 million for the quarter ended March 31, 2003.

     Net sales of climbing products decreased by $3.6 million, or 4.1%, to $84.8 million for the quarter ended March 31, 2004 from $88.4 million for the quarter ended March 31, 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels and improvements in the sales mix. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the current quarter.

     Net sales of extruded products of $16.8 million for the quarter ended March 31, 2004 declined by $1.0 million, or 5.5%, compared to the quarter ended March 31, 2003 primarily reflecting lower unit sales volumes due to the continued softness in the markets served by this segment of the Company’s business and the impact of restructuring certain low margin accounts to improve profitability.

     Gross Profit. Gross profit declined by $3.8 million, or 10.9%, to $31.7 million for the quarter ended March 31, 2004 from $35.5 million for the quarter ended March 31, 2003. Gross profit as a percentage of net sales in the quarter ended March 31, 2004 declined to 31.1% from 33.4% for the quarter ended March 31, 2003. The lower gross profit is largely due to lower sales volumes and the effects of lower aluminum extrusion production volumes partially offset by a decline in product liability expense. Cost of sales for the current quarter includes costs of $0.2 million related to manufacturing inefficiencies associated with the start-up and realignment related to the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $6.9 million for the quarter ended March 31, 2004 compared to $6.3 million for the quarter ended March 31, 2003, an increase of $0.6 million or 9.6%. General and administrative expenses increased in the current quarter reflecting higher payroll and related expenses and higher depreciation related to capitalized computer hardware and software costs. These increases were partially offset by lower legal and professional fees.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $1.3 million, or 6.2%, to $19.3 million for the quarter ended March 31, 2004 compared to $20.6 million for the quarter ended March 31, 2003. The decline primarily reflects the impact of lower sales volumes and a decrease in advertising expenses partially offset by costs totaling $0.7 million recorded in the current quarter related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the three months ended March 31, 2004 relating to the previously-described restructuring and other cost reduction activities totals $3.4 million. These costs include $2.5 million related primarily to employee severance and related benefit costs in addition to $0.2 million recorded in Cost of sales and $0.7 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $5.7 million to $2.9 million for the quarter ended March 31, 2004 from $8.6 million for the quarter ended March 31, 2003. The decline primarily reflects the decline in net sales and costs of $3.4 million for restructuring and related costs recorded in the current quarter.

     Operating profit of the Climbing Products segment decreased by $4.3 million to $5.0 million in the first quarter of 2004 primarily reflecting the decline in net sales of climbing products and costs of $3.1 million for restructuring and related costs recorded in the current quarter.

     The Extruded Products segment incurred an operating loss of $1.0 million for the quarter ended March 31, 2004 compared to an operating profit of $0.1 million for the quarter ended March 31, 2003. The decline in operating profit of $1.1 million is primarily due to lower net sales, the effects of lower aluminum extrusion production volumes and costs of $0.3 million for restructuring and related costs recorded in the current quarter.

     Corporate and Other expenses increased by $0.2 million for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 primarily due to classifying certain legacy costs that are associated with discontinued operations in the Greenville facility as corporate expenses.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.1 million for the quarter ended March 31, 2004, an increase in expense of $0.3 million compared to the first quarter of 2003. The increase primarily reflects higher costs associated with the receivables purchase agreement and higher letter of credit fees.

     Interest Expense. Interest expense increased by $0.7 million to $5.8 million for the quarter ended March 31, 2004 from $5.1 million for the quarter ended March 31, 2003. The increase is primarily due to higher levels of debt outstanding during the current quarter.

     Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the quarter ended March 31, 2004 is approximately 38% compared to 36% for the first quarter of the prior year. The difference between the statutory and effective tax rates at both March 31, 2004 and 2003 was primarily due to state taxes (net of federal benefit).

     Net Income. Net income declined by $4.3 million to a net loss $1.9 million for the quarter ended March 31, 2004 compared to net income of $2.4 million for the quarter ended March 31, 2003 as a result of all the above factors.

Liquidity and Capital Resources

     Long-term debt and current maturities total $313.2 million as of March 31, 2004. The balance includes $133.5 million of Notes reflected net of unamortized original issue discount, $172.5 million related to the Term Loan issued under the Senior Credit Facility, and $7.2 million of other debt. The Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility under which no amount is currently outstanding. At March 31, 2004, $29.8 million was available for borrowing. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $20.2 million at March 31, 2004.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate. Effective during May 2004, the Company and the financial institution agreed to amend the Receivables Purchase Agreement. The agreed upon amendment is currently being prepared and is expected to be executed in the near future. The amended terms provide for an increase in liquidity from that which would otherwise have been available. In addition, certain fees associated with the facility will increase. The facility will continue to be subject to the approval of annual renewals by both the Company and the financial institution. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of March 31, 2004, the Company sold $59.0 million of accounts receivable in exchange for $20 million in cash and an undivided interest in the accounts receivable of $38.9 million. An additional $12.2 million of financing was available under the Receivables Purchase Agreement at March 31, 2004.

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

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. The Company is in compliance with its existing debt covenants as of March 31, 2004. Effective May 6, 2004, the Senior Credit Facility was amended to modify certain financial covenants and provides for other changes. The amendment changed the debt leverage and interest coverage ratio covenants for the years 2004 and 2005 to be less restrictive and provides for a 0.75% increase in the annual rate charged on the Term Loan and increases in certain other fees. The Company anticipates that it will continue to comply with its debt covenants for the next twelve months; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Net cash provided by operating activities was $20.4 million for the three months ended March 31, 2004 compared to $5.7 million of cash used by operating activities during the three months ended March 31, 2003. The increase compared to the prior year quarter in large part reflects the collection of substantially all the remaining balance of receivables due from its former customer, Home Depot. In addition, less cash was used in the current quarter to increase year-over-year inventory levels and less cash was used to pay accrued liabilities. Net cash used for investing activities was $1.9 million in both the current and prior year quarter because capital expenditures were approximately equal in each period. Net cash used for financing activities was $0.1 million for the three months ended March 31, 2004 compared to net cash used of $6.6 million during the prior year quarter. Debt payments are lower in the current quarter because scheduled term loans payments were required quarterly under the senior credit facility that existed during the first half of 2003 and are required in June and December under the existing Senior Credit Facility.

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

     The Company is exposed to market risk from changes in interest rates on long-term debt obligations. The Company manages such risk through the use of a combination of fixed and variable rate debt. Currently, the Company does not use derivative financial instruments to manage its interest rate risk. There have been no material changes in market risk from changes in interest rates from that disclosed in the Company’s most recent Annual Report on Form 10-K.

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the three months ended March 31, 2004. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. The price of aluminum has increased during the three months ended March 31, 2004 but the negative impact on the Company’s financial results has been mitigated by the impact of the Company’s hedging program.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures are effective.

     (b) Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the first quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is involved from time to time in various legal proceedings and claims incident to the normal conduct of its business. In the opinion of management, the amount of any ultimate liability with respect to these proceedings and claims will not have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	First Amendment dated as of May 6, 2004 to the Credit Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc., the several lenders from time to time parties to the Credit Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, as administrative agent for the Lenders.

10.2	Amendment No. 1 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Peter R. O’Coin.

10.3	Amendment No. 2 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Dennis G. Heiner.

10.4	Amendment No. 3 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Larry V. Friend.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

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

WERNER HOLDING CO. (PA), INC.

Date: May 17, 2004	/s/ LARRY V. FRIEND

Larry V. Friend Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.

Date: May 17, 2004	/s/ LARRY V. FRIEND

Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)