Form 10-Q
period 2004-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2004-08-16
CIK 1056112, 1056121

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004

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

Commission File No. 333-46607

WERNER HOLDING CO. (DE), INC.

(Exact name of Co-registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1581345 (IRS Employer Identification No.)

1105 North Market St., Suite 1300 Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

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

Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes [x] No

     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of June 30, 2004:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,294.7828 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX

WERNER HOLDING CO. (PA), INC.

WERNER HOLDING CO. (DE), INC.

FORM 10-Q
Period Ended June 30, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190	$9,594
Accounts receivable	56,432	59,113
Allowance for doubtful accounts	(1,565)	(1,950)
Prepaid income taxes	3,922	155
Inventories	70,143	55,692
Deferred income taxes	1,758	2,308
Other	3,046	5,193

Total current assets	133,926	130,105
Property, plant and equipment, net	106,564	110,241
Other assets:
Deferred income taxes	17,373	17,956
Deferred financing fees, net	10,657	11,043
Other	7,912	9,269

	35,942	38,268

Total assets	$276,432	$278,614

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$22,061	$15,414
Accrued liabilities	31,492	30,114
Current maturities of long-term debt	25,639	23,130

Total current liabilities	79,192	68,658
Long-term obligations:
Long-term debt	280,017	289,990
Reserve for product liability and workers’ compensation claims	48,163	47,880
Other long-term obligations	40,268	39,600

Total liabilities	447,640	446,128
Convertible preferred stock	70,833	64,347
Shareholders’ deficit:
Common stock	1	1
Treasury stock, at cost	(146,983)	(146,983)
Additional paid-in-capital	192,393	198,881
Accumulated deficit	(273,751)	(270,918)
Accumulated other comprehensive income (loss)	(12,420)	(11,543)
Notes receivable arising from stock loan plan	(1,281)	(1,299)

Total shareholders’ deficit	(242,041)	(231,861)

Total liabilities, preferred stock and shareholders’ deficit	$276,432	$278,614

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net sales	$114,081	$129,556	$215,735	$235,791
Cost of sales	79,113	84,068	149,116	154,780

Gross profit	34,968	45,488	66,619	81,011
General and administrative expenses	7,192	6,954	14,141	13,294
Selling and distribution expenses	21,449	21,871	40,738	42,442
Recapitalization expense	—	10,117	—	10,117
Restructuring and other cost reduction initiatives	1,739	975	4,215	975

Operating profit	4,588	5,571	7,525	14,183
Other income (expense), net	(97)	61	(214)	283

Income before interest and taxes	4,491	5,632	7,311	14,466
Interest expense	6,093	7,483	11,905	12,577

Income (loss) before income taxes	(1,602)	(1,851)	(4,594)	1,889
Income tax (benefit)	(629)	(712)	(1,761)	637

Net income (loss)	(973)	(1,139)	(2,833)	1,252
Convertible preferred stock dividends and accretion	3,293	64	6,486	64

Net income (loss) attributable to common shareholders	$(4,266)	$(1,203)	$(9,319)	$1,188

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive		Shareholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Other	Equity (Deficit)
Balance at January 1, 2004	$1	$198,881	$(270,918)	$(146,983)	$(11,543)	$(1,299)	$(231,861)
Non-owner equity changes:
Net income (loss)			(2,833)				(2,833)
Derivative instruments-amounts reclassified to income (net of deferred tax of $1,382)					2,354		2,354
Change in fair value of derivative commodity instruments (net of deferred tax of $1,896)					(3,231)		(3,231)

Total comprehensive income (loss)							(3,710)
Repurchase of common stock		(2)					(2)
Convertible preferred in-kind dividends		(4,959)					(4,959)
Accretion of preferred stock		(1,527)					(1,527)
Reduction in notes receivable arising from stock loan plan						18	18

Balance at June 30, 2004	$1	$192,393	$(273,751)	$(146,983)	$(12,420)	$(1,281)	$(242,041)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30
	2004	2003
Operating Activities
Net income (loss)	$(2,833)	$1,252
Reconciliation of net income (loss) to net cash provided by operating activities:
Charges for restructuring and other cost reduction initiatives	4,215	975
Payments related to restructuring and other cost reduction initiatives	(2,642)	(843)
Noncash compensation charge associated with recapitalization	—	4,590
Other recapitalization expenses	—	5,527
Depreciation	6,836	6,151
Amortization of deferred financing fees and original issue discount	1,432	3,448
Amortization of deferred costs	2,267	2,198
Provision for (recoveries of) losses on accounts receivable	(379)	(77)
Provision for product liability and workers’ compensation claims	5,598	6,334
Payment of product liability and workers’ compensation claims	(5,315)	(5,203)
Deferred income taxes	1,648	(1,168)
Loss on disposition of property, plant and equipment	—	343
Changes in operating assets and liabilities:
Change in receivables purchase facility	—	20,000
Accounts receivable	2,681	(13,345)
Prepaid income taxes	(3,767)	1,031
Inventories	(14,451)	(5,856)
Accounts payable	4,777	2,149
Other assets and liabilities, net	400	(7,904)

Net cash provided by operating activities	467	19,602
Investing Activities
Capital expenditures	(3,102)	(4,101)
Proceeds from liquidation of investments	17	23

Net cash used by investing activities	(3,085)	(4,078)
Financing Activities
Repayments of long-term debt	(7,830)	(6,992)
Increase in book overdrafts	1,870	—
Repayment of notes receivable arising from stock loan plan	18	1,126
Payment of deferred financing fees	(842)	(11,318)
Repurchase of common stock	(2)	(60)
Issuance of convertible preferred stock	—	65,000
Costs related to issuance of convertible preferred stock	—	(6,841)
Issuance of long-term debt at recapitalization	—	180,000
Redemption of common stock at recapitalization	—	(146,983)
Costs related to redemption of common stock	—	(825)
Repayments of long-term debt at recapitalization	—	(115,421)
Payment of other recapitalization expenses	—	(5,527)

Net cash used by financing activities	(6,786)	(47,841)

Net decrease in cash and cash equivalents	(9,404)	(32,317)
Cash and cash equivalents at beginning of period	9,594	43,161

Cash and cash equivalents at end of period	$190	$10,844

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands, except Per Share Amounts)

A. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform with the current year presentation.

B. Inventories

     Components of inventories are as follows:

	June 30	December 31
	2004	2003
Finished goods	$43,784	$34,009
Work-in-process	11,947	12,328
Raw materials and supplies	22,770	18,134

	78,501	64,471
Less excess of cost over LIFO stated values	8,358	8,779

Net inventories	$70,143	$55,692

     During the three months ended June 30, 2004 the reserve for the excess of inventory costs over LIFO stated values was reduced by $1,064 stemming from the reductions in manufacturing costs resulting from the Company’s restructuring and other cost reduction initiatives.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollars in Thousands, except Per Share Amounts)

C. Debt

     The Company’s senior credit facility, which consists of a Term Loan currently totaling $165,000 and a $50,000 Revolving Credit Facility (the “Senior Credit Facility”), was amended effective May 6, 2004 (the “Amendment”) to modify certain financial covenants and provide for other changes. The Amendment changed the debt leverage and interest coverage ratio covenants for years 2004 and 2005 to be less restrictive. The Company is in compliance with its amended debt covenants as of June 30, 2004. The Amendment provides for an increase in certain fees including an increase of 0.75% in the annual rate charged on the Term Loan and an increase of 0.25% in the annual commitment fee that is charged on the unused portion of the Revolving Credit Facility. The Company incurred costs totaling $842 in connection with the Amendment. The costs have been deferred and will be amortized over the remaining life of the facility using the effective interest method along with previously existing unamortized costs.

D. Sales of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. As of June 30, 2004 and December 31, 2003, the Company had sold, on a recurring basis, $79,826 and $84,549 of accounts receivable in exchange for $20,000 in cash and an undivided interest in accounts receivable of $59,743 and $64,483, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in “Other income (expense), net.”

     Effective during May 2004, the Company and the financial institution amended the Receivables Purchase Agreement. The amendment provides for an increase in liquidity from that which would otherwise have been available. Certain fees associated with the facility increased. The agreement extends through May 2006 subject to the approval of annual renewals by both the Company and the financial institution.

E. Preferred Stock

     In June 2003, the Company issued $65,000 of Series A Preferred Stock which is more fully described in Note G of the Company’s Annual Report on Form 10-K for year ended December 31, 2003. During the six months ended June 30, 2004, quarterly preferred dividends in the amount of $4,959 were payable and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $74,589 as of June 30, 2004, are presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income. If all the Series A Preferred shares had been converted as of June 30, 2004, 15,131 shares of Class F Common Stock would have been issued.

     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock is being accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the six months ended June 30, 2004 was $1,527. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
(Dollars in Thousands, except Per Share Amounts)

F. Shipping and Handling Fees and Expenses

     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $12,559 and $13,590 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of income for the three months ended June 30, 2004 and 2003, respectively, and $24,679 and $26,501 are included for the six months ended June 30, 2004 and 2003, respectively.

G. Employee Retirement and Benefit Plans

     The following provides the components of net periodic benefit cost for the three and six months ended June 30, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
		Three Months Ended June 30
	2004	2003	2004	2003
Service cost	$172	$228	$18	$17
Interest cost	984	966	43	45
Expected return on plan assets	(676)	(581)	—	—
Amortization of prior service cost	9	9	2	5
Amortization of actuarial loss	234	234	18	9

Net periodic benefit cost	$723	$856	$81	$76

	Pension Benefits		Postretirement Benefits
		Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$330	$457	$35	$33
Interest cost	1,923	1,933	92	91
Expected return on plan assets	(1,296)	(1,162)	—	—
Amortization of prior service cost	19	19	7	10
Amortization of actuarial loss	433	469	28	18

Net periodic benefit cost	$1,409	$1,716	$162	$152

     The Company expects to contribute $5,532 during 2004 to a trust established for its noncontributory defined benefit plan. During the six months ended June 30, 2004 contributions to the trust totaled $443 and an additional $306 was contributed on July 15, 2004. The Company disclosed in its most recent Annual Report on Form 10-K that it expected to contribute $8,000 during 2004 to the trust established for the noncontributory defined benefit plan. This estimate has been reduced by $2,468 which reflects the impact of the provisions of the Pension Funding Equity Act of 2004 which was enacted in April 2004.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued
(Dollars in Thousands, except Per Share Amounts)

H. Stock-Based Compensation

     The Company measures stock-based compensation costs associated with its Stock Option Plan using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. In connection with a recapitalization that occurred on June 11, 2003, the Company accelerated the vesting of certain options and cancelled a portion of the vested options and all of the unvested options. The modification of the options resulted in a noncash compensation charge totaling $4,590 that was recorded in the second quarter of 2003.

     Stock options were granted during the three months ended June 30, 2004 to purchase 3,082 shares of Class C Common Stock at an exercise price of $500 per share. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income (loss) would not have been significant for any periods presented herein.

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

J. Segment Information

     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net Sales
Climbing Products	$95,946	$112,284	$180,773	$200,719
Extruded Products	18,135	17,272	34,962	35,072

	$114,081	$129,556	$215,735	$235,791

Operating Profit (Loss)
Climbing Products	$5,351	$15,775	$10,303	$25,066
Extruded Products	(71)	673	(1,111)	788
Corporate and Other	(692)	(10,877)	(1,667)	(11,671)

	$4,588	$5,571	$7,525	$14,183

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.

     Operating profit (loss) for the three and six months ended June 30, 2004 for the Climbing Products segment includes $1,537 and $3,731, respectively, of costs related to restructuring and other cost reduction initiatives and $2,848 and $3,751, respectively, of associated startup and realignment costs. Operating profit (loss) for the three and six months ended June 30, 2003 for the Climbing Products segment includes $975 of costs related to restructuring and other cost reduction initiatives and $795 of associated startup and realignment costs.

     Operating profit (loss) for the Extruded Products segment for the three and six months ended June 30, 2004 includes $202 and $484, respectively, of costs related to restructuring and other cost reduction initiatives and includes $555 of associated startup and realignment costs for both the three and six months ended June 30, 2004.

     Operating profit (loss) for Corporate and Other for the three and six months ended June 30, 2003 includes expenses of $10,117 incurred in connection with a recapitalization of the Company that occurred on June 11, 2003.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

K. Restructuring and Other Cost Reduction Initiatives

     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands the manufacturing and distribution optimization activities initiated in 2003. During the second quarter of 2003, the Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities and began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005. In addition, the Company announced on October 23, 2003 that it plans to close its manufacturing facility located in Carrollton, Kentucky that manufactures wood climbing products. The Company is presently considering expanding this facility for use as a regional distribution center; however, no decision has yet been made. The Company intends to sell this facility if an acceptable alternative use is not identified. Wood stepladder customers are being served by outsourcing production to a third party. In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. All operations at this facility are expected to end not later than mid-2005. The Company intends to sell this facility. In early 2004, the Company also initiated a program to reduce costs by re-engineering its selling, general and administrative functions. Costs incurred in connection with the above-described activities during the three and six months ended June 30, 2004 and 2003 are included in the income statement caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Equipment relocation and disposal costs	$1,055	$628	$1,133	$628
Employee severance and termination benefits	366	236	2,660	236
Other associated costs	318	111	422	111

	$1,739	$975	$4,215	$975

     A reconciliation of the beginning and ending liability balances showing the costs incurred for restructuring and other cost reduction initiatives and charged to expense, and related amounts paid or otherwise settled during the six months ended June 30, 2004 is as follows:

	Liability			Liability
	Balance at	Costs	Costs	Balance at
	December 31, 2003	Incurred	Settled	June 30, 2004
Equipment relocation and disposal costs	$—	$1,133	$1,133	$—
Employee severance and termination benefits	—	2,660	1,087	1,573
Other associated costs	10	422	422	10

	$10	$4,215	$2,642	$1,583

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

     The costs reflected above are costs associated with exit or disposal activities as defined by FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities or costs incurred in connection with exit activities recorded pursuant to Statement No. 112, Employers’ Accounting for Postemployment Benefits. Management believes there are other costs related to the restructuring activities that are both nonrecurring and incremental. These costs include start-up and wind-down costs associated with manufacturing facilities and duplicate freight and handling costs. These costs, which are recorded in the income statement captions, “Cost of sales” and “Selling and distribution expenses”, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Cost of sales	$1,938	$720	$2,109	$720
Selling and distribution expenses	1,465	75	2,197	75

	$3,403	$795	$4,306	$795

     Costs associated with the above-described restructuring activities, including costs related to start-up and wind-down of manufacturing facilities and duplicate freight and handling costs, are expected to range from $20,000 to $25,000 mostly during 2004 and the remainder in 2005. The costs are expected to relate primarily to the Company’s Climbing Products segment. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred. Costs to date total $8,521 and were incurred in the six months ended June 30, 2004.

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

L. Supplemental Guarantor Information-Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
June 30, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$628	$55,804	$—	$56,432
Inventories, net	—	—	70,143	—	—	70,143
Other current assets	253	(4,277)	10,640	735	—	7,351

Total current assets	253	(4,277)	81,411	56,539	—	133,926
Property, plant and equipment, net	—	1	106,563	—	—	106,564
Investment in subsidiaries	(186,644)	(104,424)	7,216	—	283,852	—
Other assets	—	11,661	24,281	—	—	35,942

Total Assets	$(186,391)	$(97,039)	$219,471	$56,539	$283,852	$276,432

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$23,270	$55,900	$22	$—	$79,192
Intercompany payable (receivable)	(15,183)	(212,269)	178,151	49,301	—	—

Total current liabilities	(15,183)	(188,999)	234,051	49,323	—	79,192
Long-term debt	—	278,603	1,414	—	—	280,017
Other long-term liabilities	—	—	88,431	—	—	88,431
Convertible preferred stock	70,833	—	—	—	—	70,833
Total equity (deficit)	(242,041)	(186,643)	(104,425)	7,216	283,852	(242,041)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(186,391)	$(97,039)	$219,471	$56,539	$283,852	$276,432

December 31, 2003
Assets
Current assets:
Accounts receivable	$—	$—	$—	$59,113	$—	$59,113
Inventories, net	—	—	55,692	—	—	55,692
Other current assets	79	115	14,911	195	—	15,300

Total current assets	79	115	70,603	59,308	—	130,105
Property, plant and equipment, net	—	1	110,240	—	—	110,241
Investment in subsidiaries	(182,600)	(103,428)	7,621	—	278,407	—
Other assets	—	11,954	26,314	—	—	38,268

Total Assets	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(768)	$25,281	$44,361	$(216)	$—	$68,658
Intercompany payable (receivable)	(14,239)	(222,439)	184,775	51,903	—	—

Total current liabilities	(15,007)	(197,158)	229,136	51,687	—	68,658
Long-term debt	—	288,400	1,590	—	—	289,990
Other long-term liabilities	—	—	87,480	—	—	87,480
Convertible preferred stock	64,347	—	—	—	—	64,347
Total equity (deficit)	(231,861)	(182,600)	(103,428)	7,621	278,407	(231,861)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

L. Supplemental Guarantor Information-Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Six Months Ended June 30, 2004
Net sales	$—	$—	$215,735	$—	$—	$215,735
Cost of sales	—	—	149,116	—	—	149,116

Gross profit	—	—	66,619	—	—	66,619
Selling, general and administrative expenses	—	8	54,871	—	—	54,879
Restructuring and other cost reduction initiatives	—	—	4,215	—	—	4,215

Operating (loss) profit	—	(8)	7,533	—	—	7,525
Other income (expense), net	(3,128)	(542)	(1,123)	888	3,691	(214)
Interest income (expense)	502	(4,511)	(6,351)	(1,545)	—	(11,905)

Income (loss) before income taxes (benefit)	(2,626)	(5,061)	59	(657)	3,691	(4,594)
Income taxes (benefit)	207	(1,894)	178	(252)	—	(1,761)

Net Income (Loss)	$(2,833)	$(3,167)	$(119)	$(405)	$3,691	$(2,833)

For the Three Months Ended June 30, 2004
Net sales	$—	$—	$114,081	$—	$—	$114,081
Cost of sales	—	—	79,113	—	—	79,113

Gross profit	—	—	34,968	—	—	34,968
Selling, general and administrative expenses	—	4	28,637	—	—	28,641
Restructuring and other cost reduction initiatives	—	—	1,739	—	—	1,739

Operating (loss) profit	—	(4)	4,592	—	—	4,588
Other income (expense), net	(867)	631	(855)	421	573	(97)
Interest income (expense)	256	(2,387)	(3,160)	(802)	—	(6,093)

Income (loss) before income taxes (benefit)	(611)	(1,760)	577	(381)	573	(1,602)
Income taxes (benefit)	362	(873)	(252)	134	—	(629)

Net Income (Loss)	$(973)	$(887)	$829	$(515)	$573	$(973)

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

L. Supplemental Guarantor Information-Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Six Months Ended June 30, 2003
Net sales	$—	$—	$235,791	$—	$—	$235,791
Cost of sales	—	—	154,780	—	—	154,780

Gross profit	—	—	81,011	—	—	81,011
Selling, general and administrative expenses	—	7	55,729	—	—	55,736
Recapitalization expense	—	—	10,117	—	—	10,117
Restructuring and other cost reduction initiatives	—	—	975	—	—	975

Operating (loss) profit	—	(7)	14,190	—	—	14,183
Other income (expense), net	1,035	1,898	(874)	1,249	(3,025)	283
Interest income (expense)	416	(1,536)	(10,110)	(1,347)	—	(12,577)

Income (loss) before income taxes (benefit)	1,451	355	3,206	(98)	(3,025)	1,889
Income taxes (benefit)	199	(617)	1,089	(34)	—	637

Net Income (Loss)	$1,252	$972	$2,117	$(64)	$(3,025)	$1,252

For the Three Months Ended June 30, 2003
Net sales	$—	$—	$129,556	$—	$—	$129,556
Cost of sales	—	—	84,068	—	—	84,068

Gross profit	—	—	45,488	—	—	45,488
Selling, general and administrative expenses	—	4	28,821	—	—	28,825
Recapitalization expense	—	—	10,117	—	—	10,117
Restructuring and other cost reduction initiatives	—	—	975	—	—	975

Operating (loss) profit	—	(4)	5,575	—	—	5,571
Other income (expense), net	(1,244)	(721)	(469)	591	1,904	61
Interest income (expense)	202	(901)	(6,180)	(604)	—	(7,483)

Income (loss) before income taxes (benefit)	(1,042)	(1,626)	(1,074)	(13)	1,904	(1,851)
Income taxes (benefit)	97	(352)	(453)	(4)	—	(712)

Net Income (Loss)	$(1,139)	$(1,274)	$(621)	$(9)	$1,904	$(1,139)

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Dollars in Thousands, except Per Share Amounts)

L. Supplemental Guarantor Information-Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated
For the Six Months Ended June 30, 2004
Net cash from operating activities	$927	$(1,829)	$1,371	$(2)	$467
Net cash from investing activities	(944)	10,170	(12,311)	—	(3,085)
Net cash from financing activities	16	(8,342)	1,540	—	(6,786)

Net increase (decrease) in cash and cash equivalents	(1)	(1)	(9,400)	(2)	(9,404)
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$—	$1	$188	$1	$190

For the Six Months Ended June 30, 2003
Net cash from operating activities	$4,995	$(2,596)	$17,204	$(1)	$19,602
Net cash from investing activities	(1,897)	2,248	(4,429)	—	(4,078)
Net cash from financing activities	(3,100)	376	(45,117)	—	(47,841)

Net increase (decrease) in cash and cash equivalents	(2)	28	(32,342)	(1)	(32,317)
Cash and cash equivalents at beginning of period	—	1	43,158	2	43,161

Cash and cash equivalents at end of period	$(2)	$29	$10,816	$1	$10,844

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

Executive Summary

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement, other retail, hardware and professional. The Company’s climbing products segment generated 84% of the Company’s consolidated net sales in both the three months ended and the six months ended June 30, 2004. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 16% of consolidated net sales during both the three and six months ended June 30, 2004.

     Net sales recorded in the three months ended June 30, 2004 totaled $114.1 million which is a decline of $15.5 million, or 11.9%, from net sales recorded in the second quarter of the prior year. For the first six months of 2004, net sales were $215.7 million which is $20.1 million, or 8.5%, lower than sales for the first six months of 2003. As previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, during the first quarter of 2004. The decline was due to lower sales to Home Depot which was partially offset by increased sales to other customers. As also previously disclosed, the Company entered into a long term strategic alliance with Lowe’s during December 2003. Sales under this alliance began in the first quarter of 2004. Under this arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements. In addition, Lowe’s and Werner jointly began promoting and marketing Werner® branded products and Werner has been provided the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales.

     Although management believes Werner is now better positioned for long-term profitable growth, sales volumes in 2004 are expected to be significantly less than 2003. In order to better align the Company’s cost structure with the expected reduction in sales volumes, a restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands certain manufacturing and distribution optimization activities initiated in 2003. A summary of these initiatives include:

•	In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. All operations at this facility are expected to end no later than mid-2005. The Company intends to sell this facility.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company initiated plans to construct a large manufacturing and ladder assembly plant in Juarez, Mexico to be operational by late 2004.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. In addition, the Company announced on October 23, 2003 that it plans to close its manufacturing facility located in Carrollton, Kentucky that manufactures wood climbing products. The Company is presently considering expanding this facility for use as a regional distribution center; however, no decision has yet been made. The Company intends to sell this facility if an acceptable alternative use is not identified. Wood stepladder customers are being served by outsourcing production to a third party.

     Costs associated with the above-described activities, including costs associated with completing the initiatives began in 2003, are expected to range from $20 million to $25 million mostly during 2004. Costs for these activities totaled $8.5 million in the first six months of 2004. The annual benefits expected to be realized upon implementation of restructuring initiatives are estimated to range between $15 million and $20 million. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

     As a result of the anticipated reduction in sales volume for the year 2004 the Company executed an amendment to its Senior Credit Facility on May 6, 2004 which modified the existing debt covenants. The amendment changed the debt leverage and interest coverage ratio covenants for years 2004 and 2005 to be less restrictive and provides for an increase in certain fees in addition to certain other changes. Although management believes that the Company will comply with the amended debt covenants for the next twelve months, no assurance can be given that the Company will be able to maintain compliance in the future.

Results of Operations—Quarter Ended June 30, 2004 as Compared to Quarter Ended June 30, 2003

     Net Sales. Net sales were down $15.5 million, or 11.9%, to $114.1 million for the quarter ended June 30, 2004 from $129.6 million for the quarter ended June 30, 2003.

     Net sales of climbing products decreased by $16.4 million, or 14.6%, to $95.9 million for the quarter ended June 30, 2004 from $112.3 million for the second quarter of 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the first quarter of 2004.

     Net sales of extruded products of $18.1 million in the current quarter increased by $0.8 million, or 5.0%, from net sales of $17.3 million recorded in the second quarter of 2003 which primarily reflects higher aluminum prices and an improved sales mix. These increases were partially offset by the impact of lower unit sales volumes.

     Gross Profit. Gross profit declined by $10.5 million, or 23.1%, to $35.0 million for the quarter ended June 30, 2004 from $45.5 million for the second quarter of 2003. Gross profit as a percentage of net sales in the current quarter declined to 30.7% from 35.1% for the quarter ended June 30, 2003. The lower gross profit is largely due to lower sales volumes, higher raw material costs and increased costs related to developing and introducing new products. The decline in gross profit was partially offset by a reduction of the reserve for the excess of inventory costs over LIFO values of $1.1 million related to reductions in manufacturing costs resulting from the Company’s restructuring and other cost reduction initiatives. Cost of sales for the three months ended June 30, 2004 and 2003 include costs of $1.9 million and $0.7 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment resulting from the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $7.2 million for the quarter ended June 30, 2004 compared to $7.0 million for the second quarter of 2003, an increase of $0.2 million or 3.4%. General and administrative expenses increased in the current quarter reflecting higher accruals for performance based incentive compensation and higher depreciation related to capitalized computer hardware and software costs. These increases were partially offset by lower payroll and related expenses and lower legal and professional fees.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $0.5 million, or 1.9%, to $21.4 million in the current quarter compared to $21.9 million for the quarter ended June 30, 2003. The decline primarily reflects the impact of lower sales volumes and changes in customer mix. These decreases were partially offset by rising freight costs and by costs totaling $1.5 million incurred in the current quarter related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the three months ended June 30, 2004 and 2003 relating to the previously-described restructuring and other cost reduction activities totals $5.1 million and $1.8 million, respectively. Costs in the current quarter include $1.7 million related primarily to equipment relocation costs in addition to $1.9 million recorded in Cost of sales and $1.5 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $1.0 million to $4.6 million for the quarter ended June 30, 2004 from $5.6 million for the quarter ended June 30, 2003. The decline primarily reflects the decline in net sales and costs of $5.1 million for restructuring and related activities recorded in the current quarter partially offset by the absence of costs totaling $10.2 million that were expensed in the second quarter of the prior year related to a recapitalization of the Company that occurred on June 11, 2003.

     Operating profit of the Climbing Products segment decreased by $10.4 million to $5.4 million in the second quarter of 2004 which primarily reflects the decline in net sales of climbing products. Operating costs include $4.4 million for restructuring and related activities recorded in the current quarter which were greater than similar costs incurred in the second quarter of 2003.

     The Extruded Products segment incurred an operating loss of $0.1 million for the quarter ended June 30, 2004 which is $0.7 million lower than operating profit for the quarter ended June 30, 2003. The decline in operating profit is primarily due to $0.8 million of restructuring and related costs recorded in the current quarter.

     Corporate and Other expenses declined by $10.2 million for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003 primarily due to the absence of costs totaling $10.2 million that were expensed in the second quarter of the prior year related to a recapitalization of the Company which occurred on June 11, 2003.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.1 million for the quarter ended June 30, 2004, an increase in expense of $0.2 million compared to the second quarter of 2003 which primarily reflects higher letter of credit fees.

     Interest Expense. Interest expense declined by $1.4 million to $6.1 million for the quarter ended June 30, 2004 from $7.5 million for the quarter ended June 30, 2003. The decline is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in the second quarter of 2003 which was associated with the senior credit facility that was repaid and terminated in connection with a recapitalization of the Company that occurred on June 11, 2003. The decline was partially offset by higher interest expense in the current quarter due primarily to higher average levels of debt outstanding during the current quarter compared to the second quarter of 2003.

     Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the quarter ended June 30, 2004 is approximately 39% compared to 38% for the second quarter of the prior year. The difference between the statutory and effective tax rates at both June 30, 2004 and 2003 was primarily due to state taxes (net of federal benefit).

     Net Income (Loss). Net loss decreased by $0.1 million to a net loss $1.0 million for the quarter ended June 30, 2004 compared to net loss of $1.1 million for the quarter ended June 30, 2003 as a result of all the above factors.

Results of Operations—Six Months Ended June 30, 2004 as Compared to Six Months Ended June 30, 2003

     Net Sales. Net sales were down $20.1 million, or 8.5%, to $215.7 million for the six months ended June 30, 2004 from $235.8 million for the six months ended June 30, 2003.

     Net sales of climbing products decreased by $19.9 million, or 9.9%, to $180.8 million for the six months ended June 30, 2004 from $200.7 million for the first six months of 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the first quarter of 2004.

     Net sales of extruded products of $35.0 million for the first six months of 2004 declined by $0.1 million, or 0.3%, compared to net sales of $35.1 million recorded in the first six months of 2003. The decline primarily reflects lower unit sales volumes that more than offset the impact of higher aluminum prices and an improved sales mix.

     Gross Profit. Gross profit declined by $14.4 million, or 17.8%, to $66.6 million for the six months ended June 30, 2004 from $81.0 million for the six months ended June 30, 2003. Gross profit as a percentage of net sales in the first six months of 2004 declined to 30.9% from 34.4% for the six months ended June 30, 2003. The lower gross profit is largely due to lower sales volumes, higher raw material costs, an increase in costs related to new product development and introductions, and the effects of lower aluminum extrusion production volumes. The decline in gross profit was partially offset by a decline in product liability expense and a reduction in the reserve for the excess of inventory costs over LIFO values of $0.4 million. Cost of sales for the six months ended June 30, 2004 and 2003 include costs of $2.1 million and $0.7 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment resulting from the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $14.1 million for the six months ended June 30, 2004 compared to $13.3 million for the six months ended June 30, 2003, an increase of $0.8 million or 6.4%. General and administrative expenses increased in the current period reflecting higher accruals for performance based incentive compensation and higher depreciation related to capitalized computer hardware and software costs. These increases were partially offset by lower payroll and related expenses and lower legal and professional fees.

     Selling and Distribution Expenses. Selling and distribution expenses declined by $1.7 million, or 4.0%, to $40.7 million for the six months ended June 30, 2004 compared to $42.4 million for the six months ended June 30, 2003. The decline primarily reflects the impact of lower sales volumes, changes in customer mix and a decrease in advertising expenses. These decreases were partially offset by rising freight costs and by costs totaling $2.2 million recorded in the current period related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the six months ended June 30, 2004 and 2003 relating to the previously-described restructuring and other cost reduction activities totals $8.5 million and $1.8 million, respectively. Costs in the current period include $4.2 million related primarily to employee severance and related benefit costs in addition to $2.1 million recorded in Cost of sales and $2.2 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $6.7 million to $7.5 million for the six months ended June 30, 2004. The decline primarily reflects the decline in net sales and costs of $8.5 million for restructuring and related activities recorded in the current period partially offset by the absence of costs totaling $10.2 million that were expensed in the second quarter of the prior year related to a recapitalization of the Company that occurred on June 11, 2003.

     Operating profit of the Climbing Products segment decreased by $14.7 million to $10.3 million in the first six months of 2004 primarily reflecting the decline in net sales of climbing products. Operating costs of the current period include $7.5 million for restructuring and related costs which were greater than similar costs incurred in the first six months of 2003.

     The Extruded Products segment incurred an operating loss of $1.1 million for the six months ended June 30, 2004 compared to an operating profit of $0.8 million for the six months ended June 30, 2003. The decline in operating profit of $1.9 million is primarily due to the effects of lower aluminum extrusion production volumes and costs of $1.0 million for restructuring and related activities recorded in the current period.

     Corporate and Other expenses decreased by $10.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to the absence of costs totaling $10.2 million that were expensed in the second quarter of the prior year related to a recapitalization of the Company which occurred on June 11, 2003.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.2 million for the six months ended June 30, 2004, an increase in expense of $0.5 million compared to the first six months of 2003. The increase primarily reflects higher letter of credit fees and lower interest income in the current period. Interest income is lower due to lower average cash balances in the current period.

     Interest Expense. Interest expense declined by $0.7 million to $11.9 million for the six months ended June 30, 2004 from $12.6 million for the six months ended June 30, 2003. The decline is primarily due to the recognition of $2.4 million of unamortized deferred financing fees in the second quarter of 2003 which was associated with the senior credit facility that was repaid and terminated in connection with a recapitalization of the Company that occurred on June 11, 2003. The impact of the decline is partially offset by higher interest expense in the current period due primarily to higher average levels of debt outstanding during the current period.

     Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year. The effective tax rate for the six months ended June 30, 2004 is approximately 38% compared to 34% for the first six months of the prior year. The difference between the statutory and effective tax rates at both June 30, 2004 and 2003 was primarily due to state taxes (net of federal benefit).

     Net Income (Loss). Net income declined by $4.1 million to a net loss $2.8 million for the six months ended June 30, 2004 compared to net income of $1.3 million for the six months ended June 30, 2003 as a result of all the above factors.

Liquidity and Capital Resources

     Long-term debt and current maturities total $305.7 million as of June 30, 2004. The balance includes $133.6 million of Notes reflected net of unamortized original issue discount, $165.0 million related to the Term Loan issued under the Senior Credit Facility, and $7.1 million of other debt. The Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility under which no amount was outstanding at June 30, 2004. The amount available for borrowing was $29.4 million at June 30, 2004. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $20.6 million at June 30, 2004.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate. Effective during May 2004, the Company and the financial institution amended the Receivables Purchase Agreement. The amendment provides for an increase in liquidity from that which would otherwise have been available. In addition, certain fees associated with the facility increased. The facility will continue to be subject to the approval of annual renewals by both the Company and the financial institution. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of June 30, 2004, the Company sold $79.8 million of accounts receivable in exchange for $20 million in cash and an undivided interest in the accounts receivable of $59.7 million. An additional $24.3 million of financing was available under the Receivables Purchase Agreement at June 30, 2004.

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

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. Effective May 6, 2004, the Senior Credit Facility was amended to modify certain financial covenants and provides for other changes. The amendment changed the debt leverage and interest coverage ratio covenants for the years 2004 and 2005 to be less restrictive and provides for a 0.75% increase in the annual rate charged on the Term Loan and increases in certain other fees. The Company is in compliance with the amended debt covenants as of June 30, 2004.The Company anticipates that it will continue to comply with its debt covenants for the next twelve months; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2004 compared to $19.6 million of cash provided by operating activities during the first six months of the prior year. Cash provided by operating activities in the prior year included net proceeds of $20.0 million from the sale of accounts receivable under the Receivables Purchase Agreement. The Receivables Purchase Agreement was not used to provide cash for operating activities during the first half of 2004. Cash provided by operating activities was also reduced in the current period due to an increase in year-over-year inventory levels. These reductions in cash provided by operating activities during the current period were partially offset by the year-over-year decline in accounts receivable which in large part reflects the collection of substantially all the remaining balance of receivables due from Home Depot, and lower payments of accrued liabilities.

     Net cash used for investing activities was $3.1 million in the current period compared to $4.1 million in the prior year period which reflects lower capital expenditures in the current period.

     Net cash used for financing activities was $6.8 million for the six months ended June 30, 2004 compared to net cash used of $47.8 million during the prior year period. Financing activities of the current period reflect debt repayments of $7.8 million which included a scheduled Term Loan payment totaling $7.5 million made in June. Financing activities for the first six months of 2003 reflects transactions that resulted from a recapitalization of the Company that occurred on June 11, 2003 including proceeds from issuance of convertible preferred stock of $65.0 million, Term Loan proceeds of $180.0 million, payments of $147.0 million to redeem common stock, repayment of debt totaling $115.4 million and other payments totaling $24.5 million which includes payments of $3.0 million in connection with stock option cancellations.

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

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the six months ended June 30, 2004. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. The price of aluminum has increased during the six months ended June 30, 2004 but the negative impact on the Company’s financial results has been mostly mitigated by the impact of the Company’s hedging program. The cost of other raw materials used in the manufacture of the Company’s products, including steel, fiberglass and plastic, also increased during the first six months of 2004.

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

     (b) Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s annual meeting of shareholders was held on April 7, 2004. The size of the Board of Directors of Holding (PA) was set at nine (9) persons and the following nine (9) persons were elected as directors: James F. Hardymon, Dennis G. Heiner, Peter J. Nolan, Dana R. Snyder, Christopher J. Stadler, Thomas J. Sullivan, Donald M. Werner, Eric J. Werner and Michael S. Wong. Of the total shares of stock voted, all were cast for these nine (9) persons with the exception that 2,048.9044 shares of voting stock were withheld for all directors. In addition, at the meeting, PricewaterhouseCoopers LLP was approved as the Company’s independent auditors for the upcoming year. Of the total shares of stock voted, 55,910.1480 were cast for, 1,264.9289 were cast against and no shares were withheld, with respect to the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Second Amendment to Receivables Purchase Agreement, dated as of May 26, 2004, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association.

10.2	Second Amendment to Purchase and Sale Agreement, dated as of May 26, 2004, among Werner Funding Corporation and Werner Co.

10.3	Third Amendment to Receivables Purchase Agreement, dated as of July 30, 2004, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association.

10.4	Amendment No. 7 to Werner Holding Co. (PA), Inc. Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.
Date: August 16, 2004	/s/ LARRY V. FRIEND Larry V. Friend Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.
Date: August 16, 2004	/s/ LARRY V. FRIEND Larry V. Friend Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)