Form 10-Q
period 2004-09-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2004-11-15
CIK 1056112, 1056121

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004

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

Commission File No. 333-46607

WERNER HOLDING CO. (DE), INC.

(Exact name of Co-registrant as specified in its charter)

Delaware	25-1581345
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1105 North Market St.	19899
Suite 1300	(Zip Code)
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

     Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of September 30, 2004:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,294.7828 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX

WERNER HOLDING CO. (PA), INC.

WERNER HOLDING CO. (DE), INC.

FORM 10-Q
Period Ended September 30, 2004

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

PART I — FINANCIAL INFORMATION

ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30	December 31
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195	$9,594
Accounts receivable	43,752	59,113
Allowance for doubtful accounts	(1,702)	(1,950)
Income taxes receivable	7,327	155
Inventories	77,369	55,692
Deferred income taxes	2,187	2,308
Other	4,316	5,193

Total current assets	133,444	130,105
Property, plant and equipment, net	118,248	110,241
Other assets:
Deferred income taxes	17,727	17,956
Deferred financing fees, net	10,008	11,043
Other	7,193	9,269

	34,928	38,268

Total assets	$286,620	$278,614

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$23,628	$15,414
Accrued liabilities	38,537	30,114
Current maturities of long-term debt	21,475	23,130

Total current liabilities	83,640	68,658
Long-term obligations:
Long-term debt	296,938	289,990
Reserve for product liability and workers’ compensation claims	49,482	47,880
Other long-term obligations	33,262	39,600

Total liabilities	463,322	446,128
Convertible preferred stock	74,228	64,347
Shareholders’ deficit:
Common stock	1	1
Treasury stock, at cost	(146,983)	(146,983)
Additional paid-in-capital	188,996	198,881
Accumulated deficit	(279,698)	(270,918)
Accumulated other comprehensive income (loss)	(11,965)	(11,543)
Notes receivable arising from stock loan plan	(1,281)	(1,299)

Total shareholders’ deficit	(250,930)	(231,861)

Total liabilities, preferred stock and shareholders’ deficit	$286,620	$278,614

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net sales	$119,359	$136,779	$335,094	$372,570
Cost of sales	89,045	84,598	238,161	239,378

Gross profit	30,314	52,181	96,933	133,192
General and administrative expenses	7,081	8,506	21,222	21,800
Selling and distribution expenses	25,615	23,977	66,353	66,419
Recapitalization expense	—	81	—	10,198
Restructuring and other cost reduction initiatives	1,059	1,127	5,274	2,102

Operating profit (loss)	(3,441)	18,490	4,084	32,673
Other income (expense), net	(419)	127	(633)	410

Income before interest and taxes	(3,860)	18,617	3,451	33,083
Interest expense	6,461	6,068	18,366	18,645

Income (loss) before income taxes	(10,321)	12,549	(14,915)	14,438
Income tax (benefit)	(4,374)	4,777	(6,135)	5,414

Net income (loss)	(5,947)	7,772	(8,780)	9,024
Convertible preferred stock dividends and accretion	3,397	3,017	9,883	3,081

Net income (loss) attributable to common shareholders	$(9,344)	$4,755	$(18,663)	$5,943

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Accumulated	Treasury	Comprehensive		Shareholders’
	Stock	Capital	Deficit	Stock	Income (Loss)	Other	Equity (Deficit)
Balance at January 1, 2004	$1	$198,881	$(270,918)	$(146,983)	$(11,543)	$(1,299)	$(231,861)
Non-owner equity changes:
Net income (loss)			(8,780)				(8,780)
Derivative instruments-amounts reclassified to income (net of deferred tax of $1,436)					2,444		2,444
Change in fair value of derivative commodity instruments (net of deferred tax of $1,683)					(2,866)		(2,866)

Total comprehensive income (loss)							(9,202)
Repurchase of common stock		(2)					(2)
Convertible preferred in-kind dividends		(7,570)					(7,570)
Accretion of preferred stock		(2,313)					(2,313)
Reduction in notes receivable arising from stock loan plan						18	18

Balance at September 30, 2004	$1	$188,996	$(279,698)	$(146,983)	$(11,965)	$(1,281)	$(250,930)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30
	2004	2003
Operating Activities
Net income (loss)	$(8,780)	$9,024
Reconciliation of net income (loss) to net cash provided by operating activities:
Charges for restructuring and other cost reduction initiatives	5,274	2,102
Payments related to restructuring and other cost reduction initiatives	(4,172)	(2,092)
Noncash compensation charge associated with recapitalization	—	4,590
Other recapitalization expenses	—	5,607
Depreciation	10,419	9,566
Amortization of deferred financing fees and original issue discount	2,182	4,165
Amortization of deferred costs	3,595	3,521
Provision for (recoveries of) losses on accounts receivable	235	(24)
Provision for product liability and workers’ compensation claims	9,653	9,513
Payment of product liability and workers’ compensation claims	(8,051)	(8,184)
Deferred income taxes	598	(487)
Loss on disposition of property, plant and equipment	—	343
Changes in operating assets and liabilities:
Change in receivables purchase facility	14,000	5,000
Accounts receivable	1,361	(10,652)
Income taxes receivable	(7,172)	4,291
Inventories	(21,677)	(8,074)
Accounts payable	6,558	1,240
Other assets and liabilities, net	(735)	(2,362)

Net cash provided by operating activities	3,288	27,087
Investing Activities
Capital expenditures	(5,577)	(6,879)
Proceeds from liquidation of investments	28	43

Net cash used by investing activities	(5,549)	(6,836)
Financing Activities
Repayments of long-term debt	(7,968)	(7,191)
Increase in book overdrafts	1,656	—
Repayment of notes receivable arising from stock loan plan	18	1,127
Payment of deferred financing fees	(842)	(11,441)
Repurchase of common stock	(2)	(60)
Issuance of convertible preferred stock	—	65,000
Costs related to issuance of convertible preferred stock	—	(6,841)
Issuance of long-term debt at recapitalization	—	180,000
Redemption of common stock at recapitalization	—	(146,983)
Costs related to redemption of common stock	—	(825)
Repayments of long-term debt at recapitalization	—	(115,421)
Payment of other recapitalization expenses	—	(5,607)

Net cash used by financing activities	(7,138)	(48,242)

Net decrease in cash and cash equivalents	(9,399)	(27,991)
Cash and cash equivalents at beginning of period	9,594	43,161

Cash and cash equivalents at end of period	$195	$15,170

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands, except Per Share Amounts)

A. Basis of Presentation and Recently Issued Accounting Standards

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform to the current year presentation.

B. Inventories

     Components of inventories are as follows:

	September 30	December 31
	2004	2003
Finished goods	$53,599	$34,009
Work-in-process	11,906	12,328
Raw materials and supplies	20,833	18,134

	86,338	64,471
Less excess of cost over LIFO stated values	8,969	8,779

Net inventories	$77,369	$55,692

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

C. Debt

     The Company’s senior credit facility, which consists of a Term Loan currently totaling $165,000 and a $50,000 Revolving Credit Facility, was amended in May 2004 (the “Senior Credit Facility”). The Company is in compliance with its amended debt covenants as of September 30, 2004. The amendment provides for an increase in certain fees including an increase of 0.75% in the annual rate charged on the Term Loan and an increase of 0.25% in the annual commitment fee that is charged on the unused portion of the Revolving Credit Facility. The Company incurred costs totaling $842 in connection with the Amendment during the second quarter of 2004. The costs have been deferred and are being amortized over the remaining life of the facility using the effective interest method along with previously existing unamortized costs.

     In March 2004, the Company executed a lease contract relating to the construction of a large manufacturing facility located in Juarez, Mexico. Under the contract, the obligations of an unrelated third party lessee were guaranteed by the Company. During the quarter ended September 30, 2004, construction was completed and the Company assumed all obligations under the lease. The lease met the accounting criteria to be categorized as a capital lease which resulted in an asset recorded in property, plant and equipment and an offsetting amount recorded as debt of $12,684. The amount recorded was based on the present value of the future lease payments. The Company has the option to purchase the leased property at the end of the initial term. The initial lease term is ten years and the Company also has two five-year options to extend the lease beyond its initial term.

D. Sales of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. The agreement expires in May 2006 but is subject to the approval of annual renewals by both the Company and the financial institution. As of September 30, 2004 and December 31, 2003, the Company had sold, on a recurring basis, $82,343 and $84,549 of accounts receivable in exchange for $34,000 and $20,000 in cash and an undivided interest in accounts receivable of $48,170 and $64,483, respectively. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying condensed consolidated statements of income in “Other income (expense), net.”

E. Preferred Stock

     In June 2003, the Company issued $65,000 of Series A Preferred Stock which is more fully described in Note G of the Company’s Annual Report on Form 10-K for year ended December 31, 2003. During the nine months ended September 30, 2004, quarterly preferred dividends in the amount of $7,570 were payable and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $77,200 as of September 30, 2004, are presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income. If all the Series A Preferred shares had been converted as of September 30, 2004, 15,660 shares of Class F Common Stock would have been issued.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock is being accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the nine months ended September 30, 2004 was $2,313. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

F. Shipping and Handling Fees and Expenses

     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $14,674 and $14,439 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of income for the three months ended September 30, 2004 and 2003, respectively, and $39,353 and $40,940 are included for the nine months ended September 30, 2004 and 2003, respectively.

G. Employee Retirement and Benefit Plans

     The following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2004	2003	2004	2003
Service cost	$164	$229	$18	$15
Interest cost	961	968	47	45
Expected return on plan assets	(647)	(581)	—	—
Amortization of prior service cost	10	10	3	4
Amortization of actuarial loss	216	235	14	8

Net periodic benefit cost	$704	$861	$82	$72

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2004	2003	2004	2003
Service cost	$494	$686	$53	$48
Interest cost	2,884	2,901	139	136
Expected return on plan assets	(1,943)	(1,743)	—	—
Amortization of prior service cost	29	29	10	14
Amortization of actuarial loss	649	704	42	26

Net periodic benefit cost	$2,113	$2,577	$244	$224

     During 2004 the Company contributed $5,532 to a trust established for its noncontributory defined benefit plan. Contributions totaled $5,226 during the nine months ended September 30, 2004 and an additional $306 was contributed on October 15, 2004. The Company disclosed in its most recent Annual Report on Form 10-K that it expected to contribute $8,000 during 2004 to the trust established for the noncontributory defined benefit plan. This estimate has been reduced to $5,532 which reflects the impact of the Pension Funding Equity Act of 2004 which was enacted in April 2004.

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

     Stock options were granted during the second quarter of 2004 to purchase 3,082 shares of Class C Common Stock at an exercise price of $500 per share. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income (loss) would not have been significant for any periods presented herein.

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

J. Comprehensive Income

     Comprehensive income (loss) is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss)	$(5,947)	$7,772	$(8,780)	$9,024
Unrealized gain (loss) on derivative instruments, net of tax	455	438	(422)	550

Comprehensive income (loss)	$(5,492)	$8,210	$(9,202)	$9,574

K. Income Taxes

     The effective tax rate benefit of 41.1% applied to the pre-tax loss for the nine months ended September 30, 2004 differs from the statutory rate of 35% and the rate of 37.5% for the nine months ended September 30, 2003 primarily due to the tax benefit recognized in connection with a reduction of a prior year’s tax accrual.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

     L. Segment Information

     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Sales
Climbing Products	$101,052	$119,766	$281,825	$320,485
Extruded Products	18,307	17,013	53,269	52,085

	$119,359	$136,779	$335,094	$372,570

Operating Profit (Loss)
Climbing Products	$(2,216)	$18,689	$8,087	$43,755
Extruded Products	(688)	982	(1,799)	1,770
Corporate and Other	(537)	(1,181)	(2,204)	(12,852)

	$(3,441)	$18,490	$4,084	$32,673

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.

     Operating profit (loss) for the three and nine months ended September 30, 2004 for the Climbing Products segment includes $933 and $4,664, respectively, of costs related to restructuring and other cost reduction initiatives and $5,281 and $9,032, respectively, of associated startup and realignment costs. Climbing Products operating profit (loss) for the three and nine months ended September 30, 2004 also includes the impact of a severance cost allocation of $1,101 associated with the separation of a former executive officer. For the three and nine months ended September 30, 2003, operating profit (loss) for the Climbing Products segment includes $910 and $1,885, respectively, of costs related to restructuring and other cost reduction initiatives and $934 and $1,729, respectively, of associated startup and realignment costs.

     Operating profit (loss) for the Extruded Products segment for the three and nine months ended September 30, 2004 includes $126 and $610, respectively, of costs related to restructuring and other cost reduction initiatives and $409 and $964, respectively, of associated startup and realignment costs. Extruded Products operating profit (loss) for the three and nine months ended September 30, 2004 also includes the impact of a severance cost allocation of $154 associated with the separation of a former executive officer. For both the three and nine months ended September 30, 2003, operating profit (loss) for the Extruded Products segment includes $217 of costs related to restructuring and other cost reduction initiatives and $236 of associated startup and realignment costs.

     Operating profit (loss) for Corporate and Other for the three and nine months ended September 30, 2003 includes expenses of $81 and $10,198, respectively, incurred in connection with a recapitalization of the Company that occurred on June 11, 2003.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

M. Restructuring and Other Cost Reduction Initiatives

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

     During October 2003 the Company announced that it planned to close its manufacturing facility located in Carrollton, Kentucky that manufactures wood climbing products. Wood stepladder customers are being served by outsourcing production to a third party. Based on a review of the Company’s distribution requirements, the Company announced in October 2004 that it now intends to build an addition to this facility for use as a regional distribution center. The expansion is expected to be completed by mid-2005. The production of wood attic ladders will be continued at the Carrollton facility.

     In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations ceased at this facility effective November 1, 2004 and the facility’s distribution center is expected to cease operations by mid-2005. The Company intends to sell this facility.

     In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions.

     Costs incurred in connection with the above-described activities during the three and nine months ended September 30, 2004 and 2003 are included in the income statement caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Equipment relocation and disposal costs	$786	$332	$1,919	$960
Employee severance and termination benefits	150	597	2,810	833
Other associated costs	123	198	545	309

	$1,059	$1,127	$5,274	$2,102

     A reconciliation of the beginning and ending liability balances showing the costs incurred for restructuring and other cost reduction initiatives and charged to expense, and related amounts paid or otherwise settled during the nine months ended September 30, 2004 is as follows:

	Liability			Liability
	Balance at	Costs	Costs	Balance at
	December 31, 2003	Incurred	Settled	September 30, 2004
Equipment relocation and disposal costs	$—	$1,919	$1,919	$—
Employee severance and termination benefits	—	2,810	1,718	1,092
Other associated costs	10	545	545	10

	$10	$5,274	$4,182	$1,102

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Cost of sales	$3,153	$1,132	$5,262	$1,852
Selling and distribution expenses	2,537	38	4,734	113

	$5,690	$1,170	$9,996	$1,965

     Costs associated with the above-described restructuring activities, including costs related to start-up and wind-down of manufacturing facilities and duplicate freight and handling costs, are expected to range from $30,000 to $35,000 primarily incurred during 2004 and the remainder in 2005. The costs are expected to relate primarily to the Company’s Climbing Products segment. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred. Costs to date total $15,270 all of which were incurred in the nine months ended September 30, 2004.

N. Supplemental Guarantor Information

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

N. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
September 30, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$447	$43,305	$—	$43,752
Inventories, net	—	—	77,369	—	—	77,369
Other current assets	547	(4,337)	15,513	600	—	12,323

Total current assets	547	(4,337)	93,329	43,905	—	133,444
Property, plant and equipment, net	—	1	118,247	—	—	118,248
Investment in subsidiaries	(192,306)	(108,397)	7,028	—	293,675	—
Other assets	—	11,048	23,880	—	—	34,928

Total Assets	$(191,759)	$(101,685)	$242,484	$43,905	$293,675	$286,620

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$26,422	$57,185	$33	$—	$83,640
Intercompany payable (receivable)	(15,057)	(214,505)	192,718	36,844	—	—

Total current liabilities	(15,057)	(188,083)	249,903	36,877	—	83,640
Long-term debt	—	278,704	18,234	—	—	296,938
Other long-term liabilities	—	—	82,744	—	—	82,744
Convertible preferred stock	74,228	—	—	—	—	74,228
Total equity (deficit)	(250,930)	(192,306)	(108,397)	7,028	293,675	(250,930)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(191,759)	$(101,685)	$242,484	$43,905	$293,675	$286,620

December 31, 2003
Assets
Current assets:
Accounts receivable	$—	$—	$—	$59,113	$—	$59,113
Inventories, net	—	—	55,692	—	—	55,692
Other current assets	79	115	14,911	195	—	15,300

Total current assets	79	115	70,603	59,308	—	130,105
Property, plant and equipment, net	—	1	110,240	—	—	110,241
Investment in subsidiaries	(182,600)	(103,428)	7,621	—	278,407	—
Other assets	—	11,954	26,314	—	—	38,268

Total Assets	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(768)	$25,281	$44,361	$(216)	$—	$68,658
Intercompany payable (receivable)	(14,239)	(222,439)	184,775	51,903	—	—

Total current liabilities	(15,007)	(197,158)	229,136	51,687	—	68,658
Long-term debt	—	288,400	1,590	—	—	289,990
Other long-term liabilities	—	—	87,480	—	—	87,480
Convertible preferred stock	64,347	—	—	—	—	64,347
Total equity (deficit)	(231,861)	(182,600)	(103,428)	7,621	278,407	(231,861)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

N. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Nine Months Ended September 30, 2004
Net sales	$—	$—	$335,094	$—	$—	$335,094
Cost of sales	—	—	238,161	—	—	238,161

Gross profit	—	—	96,933	—	—	96,933
Selling, general and administrative expenses	—	11	87,564	—	—	87,575
Restructuring and other cost reduction initiatives	—	—	5,274	—	—	5,274

Operating (loss) profit	—	(11)	4,095	—	—	4,084
Other income (expense), net	(9,221)	(5,215)	(1,904)	1,286	14,421	(633)
Interest income (expense)	774	(7,195)	(9,674)	(2,271)	—	(18,366)

Income (loss) before income taxes (benefit)	(8,447)	(12,421)	(7,483)	(985)	14,421	(14,915)
Income taxes (benefit)	333	(3,139)	(2,937)	(392)	—	(6,135)

Net Income (Loss)	$(8,780)	$(9,282)	$(4,546)	$(593)	$14,421	$(8,780)

For the Three Months Ended September 30, 2004
Net sales	$—	$—	$119,359	$—	$—	$119,359
Cost of sales	—	—	89,045	—	—	89,045

Gross profit	—	—	30,314	—	—	30,314
Selling, general and administrative expenses	—	3	32,693	—	—	32,696
Restructuring and other cost reduction initiatives	—	—	1,059	—	—	1,059

Operating (loss) profit	—	(3)	(3,438)	—	—	(3,441)
Other income (expense), net	(6,093)	(4,673)	(781)	398	10,730	(419)
Interest income (expense)	272	(2,684)	(3,323)	(726)	—	(6,461)

Income (loss) before income taxes (benefit)	(5,821)	(7,360)	(7,542)	(328)	10,730	(10,321)
Income taxes (benefit)	126	(1,245)	(3,115)	(140)	—	(4,374)

Net Income (Loss)	$(5,947)	$(6,115)	$(4,427)	$(188)	$10,730	$(5,947)

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

N. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Nine Months Ended September 30, 2003
Net sales	$—	$—	$372,570	$—	$—	$372,570
Cost of sales	—	—	239,378	—	—	239,378

Gross profit	—	—	133,192	—	—	133,192
Selling, general and administrative expenses	—	11	88,208	—	—	88,219
Recapitalization expense	—	—	10,198	—	—	10,198
Restructuring and other cost reduction initiatives	—	—	2,102	—	—	2,102

Operating (loss) profit	—	(11)	32,684	—	—	32,673
Other income (expense), net	8,675	10,825	(1,279)	1,965	(19,776)	410
Interest income (expense)	655	(3,609)	(13,750)	(1,941)	—	(18,645)

Income (loss) before income taxes (benefit)	9,330	7,205	17,655	24	(19,776)	14,438
Income taxes (benefit)	306	(1,387)	6,487	8	—	5,414

Net Income (Loss)	$9,024	$8,592	$11,168	$16	$(19,776)	$9,024

For the Three Months Ended September 30, 2003
Net sales	$—	$—	$136,779	$—	$—	$136,779
Cost of sales	—	—	84,598	—	—	84,598

Gross profit	—	—	52,181	—	—	52,181
Selling, general and administrative expenses	—	4	32,479	—	—	32,483
Recapitalization expense	—	—	81	—	—	81
Restructuring and other cost reduction initiatives	—	—	1,127	—	—	1,127

Operating (loss) profit	—	(4)	18,494	—	—	18,490
Other income (expense), net	7,640	8,927	(405)	716	(16,751)	127
Interest income (expense)	239	(2,073)	(3,640)	(594)	—	(6,068)

Income (loss) before income taxes (benefit)	7,879	6,850	14,449	122	(16,751)	12,549
Income taxes (benefit)	107	(770)	5,398	42	—	4,777

Net Income (Loss)	$7,772	$7,620	$9,051	$80	$(16,751)	$7,772

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)

N. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated
For the Nine Months Ended September 30, 2004
Net cash from operating activities	$803	$407	$2,080	$(2)	$3,288
Net cash from investing activities	(818)	7,934	(12,665)	—	(5,549)
Net cash from financing activities	16	(8,342)	1,188	—	(7,138)

Net increase (decrease) in cash and cash equivalents	1	(1)	(9,397)	(2)	(9,399)
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$2	$1	$191	$1	$195

For the Nine Months Ended September 30, 2003
Net cash from operating activities	$5,182	$560	$21,346	$(1)	$27,087
Net cash from investing activities	(2,083)	(766)	(3,987)	—	(6,836)
Net cash from financing activities	(3,099)	206	(45,349)	—	(48,242)

Net increase (decrease) in cash and cash equivalents	—	—	(27,990)	(1)	(27,991)
Cash and cash equivalents at beginning of period	—	1	43,158	2	43,161

Cash and cash equivalents at end of period	$—	$1	$15,168	$1	$15,170

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

Executive Summary

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement, other retail, hardware and professional. The Company’s climbing products segment generated 85% and 84% of the Company’s consolidated net sales during the three and nine months ended September 30, 2004, respectively. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 15% and 16% of consolidated net sales during the three and nine months ended September 30, 2004, respectively.

     Net sales recorded in the three months ended September 30, 2004 totaled $119.4 million which is a decline of $17.4 million, or 12.7%, from net sales recorded in the third quarter of the prior year. For the first nine months of 2004, net sales were $335.1 million which is $37.5 million, or 10.1%, lower than sales for the first nine months of 2003. As previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, during the first quarter of 2004. The decline in net sales was due to lower sales to Home Depot which was partially offset by increased sales to other customers. As also previously disclosed, the Company entered into a long term strategic alliance with Lowe’s which began in the first quarter of 2004. Under the arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements.

     Operating profit in the current quarter was a loss of $3.4 million compared to operating profit of $18.5 million in the third quarter of the prior year. For the first nine months of 2004 operating profit was $4.1 million compared to $32.7 million in the prior year period. Operating profit declined by $21.9 million and by $28.6 million in the three and nine months ended September 30, 2004. The major factors negatively impacting profitability are rising raw material and freight costs, higher restructuring and related costs, lower unit sales volumes for climbing products, a less profitable product mix for climbing products, and increased costs for climbing products sales incentives, promotions and advertising initiated in response to competitive pricing pressures.

     Sales volumes in 2004 are expected to be significantly less than 2003. In order to better align the Company’s cost structure with the expected reduction in sales volumes, a restructuring and downsizing program was initiated in early 2004 which, in part, accelerates and expands certain manufacturing and distribution optimization activities initiated in 2003. A summary of these initiatives include:

•	In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations at this facility ceased effective November 1, 2004 and the distribution center is expected to cease operations no later than mid-2005. The Company intends to sell this facility.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company initiated plans to construct a large manufacturing and ladder assembly plant in Juarez, Mexico. Construction was completed and production initiated during the third quarter of 2004. Production is expected to ramp-up until full capacity is achieved during 2006.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business. In addition, the Company announced during October 2003 that it plans to close its manufacturing facility located in Carrollton, Kentucky that manufactures wood climbing products. Wood stepladder customers are being served by outsourcing production to a third party. Based on a review of the Company’s distribution requirements, the Company announced in October 2004 that it now intends to build an addition to the Carrollton facility for use as a regional distribution center. The expansion is expected to be completed by mid-2005. Wood attic ladder production will continue at the Carrollton facility.

     Costs associated with the above-described activities during 2004 and 2005, including costs associated with completing the initiatives began in 2003, are now expected to range from $30 million to $35 million, an increase of $10 million over previously disclosed estimates. The increase in estimated costs is in part due to higher than expected sales during the period of transition. Costs for these activities totaled $15.3 million in the first nine months of 2004. The annual benefits expected to be realized upon implementation of restructuring initiatives are estimated to continue to range between $15 million and $20 million. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

     As a result of the anticipated reduction in sales volume for the year 2004 the Company executed an amendment to its Senior Credit Facility on May 6, 2004 which modified the existing debt covenants. The Company complies with the amended debt covenants as of September 30, 2004. Although the company currently complies with the amended debt covenants, no assurance can be given that the Company will be able to maintain compliance in the future.

     Results of Operations-Quarter Ended September 30, 2004 as Compared to Quarter Ended September 30, 2003

     Net Sales. Net sales were down $17.4 million, or 12.7%, to $119.4 million for the quarter ended September 30, 2004 from $136.8 million for the quarter ended September 30, 2003.

     Net sales of climbing products decreased by $18.7 million, or 15.6%, to $101.1 million for the quarter ended September 30, 2004 from $119.8 million for the third quarter of 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the first quarter of 2004.

     Net sales of extruded products of $18.3 million in the current quarter increased by $1.3 million, or 7.6%, from net sales of $17.0 million recorded in the third quarter of 2003 which primarily reflects higher aluminum prices and an increase in sales volumes.

     Gross Profit. Gross profit declined by $21.9 million, or 41.9%, to $30.3 million for the quarter ended September 30, 2004 from $52.2 million for the third quarter of 2003. Gross profit as a percentage of net sales in the current quarter declined to 25.4% from 38.1% for the quarter ended September 30, 2003. The lower gross profit is largely due to lower climbing products sales volumes, higher raw material costs, a less profitable product mix for climbing products, increased costs for climbing products sales incentives and promotions in response to competitive pricing pressures, increased workers’ compensation costs and higher start-up and realignment costs in the current quarter. The decline in gross profit was partially offset by a decline in product liability expense. However, product liability expense is expected to increase in 2005 due to the increased cost of providing insurance coverage in excess of deductible provisions. Previously, the Company has benefited from lower costs related to a five-year insurance program which will end on December 31, 2004. Cost of sales for the three months ended September 30, 2004 and 2003 include costs of $3.2 million and $1.1 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment resulting from the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $7.1 million for the quarter ended September 30, 2004 compared to $8.5 million for the third quarter of 2003, a decrease of $1.4 million or 16.8%. General and administrative expenses decreased in the current quarter reflecting the absence of all accruals for performance based incentive compensation and lower legal and professional fees. The decline in expense was partially offset by severance and related costs of $1.2 million recorded in the current quarter related to the separation of an executive officer, and higher depreciation related to capitalized computer hardware and software costs.

     Selling and Distribution Expenses. Selling and distribution expenses increased by $1.6 million, or 6.8%, to $25.6 million in the current quarter compared to $24.0 million for the quarter ended September 30, 2003. The increase primarily reflects rising freight costs, higher advertising costs and $2.5 million of costs related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities. These increases were partially offset by the impact of lower sales volumes and changes in customer mix.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the three months ended September 30, 2004 and 2003 relating to the previously-described restructuring and other cost reduction activities totals $6.7 million and $2.3 million, respectively. Costs in the current quarter include $1.0 million related primarily to equipment relocation and disposal costs in addition to $3.2 million recorded in Cost of sales and $2.5 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit (Loss). Operating profit declined by $21.9 million to an operating loss of $3.4 million for the quarter ended September 30, 2004. The decline primarily reflects the decline in net sales, a decline in profitability of the Climbing Products segment and an increase in costs of $4.4 million related to restructuring and related activities recorded in the current quarter compared to the prior year quarter.

     The Climbing Products segment reported an operating loss of $2.2 million which is $20.9 million less than the operating profit reported in the third quarter of 2003. The decline in profitability is primarily due to lower sales volumes, higher raw material costs, a less profitable product mix, increased costs for sales incentives, promotions and advertising, higher workers’ compensation costs, a charge for an allocated portion of severance costs related to separation of an executive officer in the current quarter and higher restructuring and related costs. Operating costs include $6.2 million for restructuring and related activities recorded in the current quarter which were $4.4 million greater than similar costs incurred in the third quarter of 2003. The decline in profitability was partially offset by lower product liability expense in the current quarter.

     The Extruded Products segment incurred an operating loss of $0.7 million for the quarter ended September 30, 2004 which is $1.7 million lower than operating profit for the quarter ended September 30, 2003. The decline in operating profit is primarily due to higher workers’ compensation costs.

     Corporate and Other expenses declined by $0.6 million for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 primarily due to the absence of legal and professional fees associated with shareholders’ litigation that was settled last year.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.4 million for the quarter ended September 30, 2004, an increase in expense of $0.5 million compared to the third quarter of 2003 which primarily reflects higher costs associated with increased utilization of the accounts receivable securitization agreement and higher letter of credit fees.

     Interest Expense. Interest expense increased by $0.4 million to $6.5 million for the quarter ended September 30, 2004 from $6.1 million for the quarter ended September 30, 2003. The increase is primarily due to higher average interest rates charged on debt in the current quarter compared to the third quarter of 2003.

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

     The effective tax rate benefit of 42.4% applied to the pre-tax loss for the three months ended September 30, 2004 differs from the statutory rate of 35% and the rate of 38.1% for the three months ended September 30, 2003 primarily due to the tax benefit recognized in connection with a reduction of a prior year’s tax accrual.

     Net Income (Loss). Net income declined by $13.7 million to a net loss $5.9 million for the quarter ended September 30, 2004 compared to net income of $7.8 million for the quarter ended September 30, 2003 as a result of all the above factors.

Results of Operations-Nine Months Ended September 30, 2004 as Compared to Nine Months Ended September 30, 2003

     Net Sales. Net sales were down $37.5 million, or 10.1%, to $335.1 million for the nine months ended September 30, 2004 from $372.6 million for the nine months ended September 30, 2003.

     Net sales of climbing products decreased by $38.7 million, or 12.1%, to $281.8 million for the nine months ended September 30, 2004 from $320.5 million for the first nine months of 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the first quarter of 2004

     Net sales of extruded products of $53.3 million for the first nine months of 2004 increased by $1.2 million, or 2.3%, compared to net sales of $52.1 million recorded in the first nine months of 2003. The increase primarily reflects the impact of higher aluminum prices. This increase was partially offset by the impact of lower unit sales volumes.

     Gross Profit. Gross profit declined by $36.3 million, or 27.2%, to $96.9 million for the nine months ended September 30, 2004 from $133.2 million for the nine months ended September 30, 2003. Gross profit as a percentage of net sales in the first nine months of 2004 declined to 28.9% from 35.7% for the nine months ended September 30, 2003. The lower gross profit is largely due to lower climbing products sales volumes, higher raw material costs, a less profitable product mix for climbing products, increased costs for climbing products sales incentives and promotions in response to competitive pricing pressures, increased workers’ compensation costs, increased costs related to new product development and introductions, the negative effects of lower aluminum extrusion production volumes and higher start-up and realignment costs. The decline in gross profit was partially offset by a decline in product liability expense. Cost of sales for the nine months ended September 30, 2004 and 2003 include costs of $5.3 million and $1.9 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment resulting from the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $21.2 million for the nine months ended September 30, 2004 compared to $21.8 million for the nine months ended September 30, 2003, a decline of $0.6 million or 2.7%. General and administrative expenses declined in the current period reflecting the absence of all accruals for performance based incentive compensation and lower legal and professional fees. The decline was partially offset by severance and related costs of $1.2 million recorded in the current period related to the separation of an executive officer and higher depreciation related to capitalized computer hardware and software costs.

     Selling and Distribution Expenses. Selling and distribution expenses of $66.4 million in the current period are approximately equal to expenses recorded in the first nine months of the prior year. A decline in current year expense due primarily to the impact of lower sales volumes and changes in customer mix was offset by rising freight costs, higher advertising costs and costs totaling $4.7 million related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the nine months ended September 30, 2004 and 2003 relating to the previously described restructuring and other cost reduction activities totals $15.3 million and $4.1 million, respectively. Costs in the current period include $5.3 million of costs related to employee severance and equipment relocation and disposal costs in addition to $5.3 million recorded in Cost of sales and $4.7 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $28.6 million to $4.1 million for the nine months ended September 30, 2004. The decline primarily reflects the decline in net sales, a decline in profitability of the Climbing Products segment and an increase in costs of $11.2 million for restructuring and related activities recorded in the current period compared to the prior year. The reduction in operating profit due to these factors was partially offset by the absence of costs totaling $10.2 million that were expensed in the prior year period related to the recapitalization of the Company that occurred on June 11, 2003.

     Operating profit of the Climbing Products segment decreased by $35.7 million to $8.1 million in the first nine months of 2004. The decline in profitability primarily reflects the decline in net sales of climbing products due mostly to lower unit sales volumes, rising raw material costs, a less profitable sales mix, increased costs for sales incentives, promotions and advertising, higher workers’ compensation costs, increased costs related to new product development and introductions, a charge for an allocated portion of severance costs related to separation of an executive officer, and higher restructuring and related costs. Operating costs of the current period include $13.7 million for restructuring and related costs which were $10.1 million greater than similar costs incurred in the first nine months of 2003. The decline in profitability was partially offset by lower product liability expense in the current period.

     The Extruded Products segment incurred an operating loss of $1.8 million for the nine months ended September 30, 2004 compared to an operating profit of $1.8 million for the nine months ended September 30, 2003. The decline in operating profit of $3.6 million is primarily due to higher workers’ compensation costs, the effects of lower aluminum extrusion production volumes and costs of $1.6 million for restructuring and related activities recorded in the current period which were $1.1 million greater than similar costs incurred in the first nine months of 2003.

     Corporate and Other expenses decreased by $10.6 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily due to the absence of costs totaling $10.2 million that were expensed in the prior year period related to a recapitalization of the Company which occurred on June 11, 2003. In addition, expense is lower in the current period due to the absence of legal and professional fees that were expensed in the first nine months of the prior year relating to shareholders’ litigation that was settled last year.

     Other Income (Expense), Net. Other income (expense), net was net expense of $0.6 million for the nine months ended September 30, 2004, an increase in expense of $1.0 million compared to the first nine months of 2003. The increase in expense is primarily due to higher letter of credit fees and higher costs associated with increased utilization of the accounts receivable securitization agreement during the current period.

     Interest Expense. Interest expense declined by $0.2 million to $18.4 million for the nine months ended September 30, 2004 from $18.6 million for the nine months ended September 30, 2003. The decline is primarily due to the absence of a charge totaling $2.4 million related to the write-off of unamortized deferred financing fees recorded in the second quarter of 2003 that was associated with the senior credit facility that was repaid and terminated in connection with the recapitalization of the Company. The impact of the decline was largely offset by higher interest expense in the current period due primarily to higher average levels of debt outstanding.

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

     The effective tax rate benefit of 41.1% applied to the pre-tax loss for the nine months ended September 30, 2004 differs from the statutory rate of 35% and the rate of 37.5% for the nine months ended September 30, 2003 primarily due to the tax benefit recognized in connection with a reduction of a prior year’s tax accrual.

     Net Income (Loss). Net income declined by $17.8 million to a net loss $8.8 million for the nine months ended September 30, 2004 compared to net income of $9.0 million for the nine months ended September 30, 2003 as a result of all the above factors.

Liquidity and Capital Resources

     Long-term debt and current maturities total $318.4 million as of September 30, 2004. The balance includes $133.7 million of Notes reflected net of unamortized original issue discount, $165.0 million related to the Term Loan issued under the Senior Credit Facility, $14.7 million of capitalized lease obligations and $5.0 million of other debt. The Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility under which no amount was outstanding at September 30, 2004. The amount available for borrowing was $29.4 million at September 30, 2004. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit subfacility which totals $20.6 million at September 30, 2004.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. Effective May 6, 2004, the Senior Credit Facility was amended to modify the debt leverage and interest coverage ratio covenants for the years 2004 and 2005. The Company is in compliance with the amended debt covenants as of September 30, 2004. Continued compliance with debt covenants is primarily based on the Company’s future financial and operating performance, which to a certain extent is subject to general economic (including the impact of inflation), financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company expects that 2005 financial performance will be negatively impacted by competitive pricing pressures in the marketplace, significantly higher commodity material and freight costs, higher product liability insurance costs and other factors. The impact of these factors on the Company’s operating results is likely to require the Company to implement operational changes to continue to stay in debt covenant compliance in 2005, and the Company plans to initiate action to effect such changes. Although the Company currently complies with the amended debt covenants, no assurance can be given that the Company will be able to maintain compliance in the future.

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate. Effective during May 2004, the Company and the financial institution amended the Receivables Purchase Agreement. The amendment provides for an increase in liquidity from that which would otherwise have been available. In addition, certain fees associated with the facility increased. The facility, which expires in May 2006, is subject to the approval of annual renewals by both the Company and the financial institution. The agreement provides additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. As of September 30, 2004, the Company sold $82.3 million of accounts receivable in exchange for $34.0 million in cash and an undivided interest in the accounts receivable of $48.2 million. An additional $13.3 million of financing was available under the Receivables Purchase Agreement at September 30, 2004.

     As previously described, the Company announced in October 2004 that it now intends to build an addition to the Carrollton, Kentucky facility for use as a regional distribution center. The cost of the expansion is expected to total approximately $7.0 million and is expected to be financed using operating cash flow, existing liquidity available under the Revolving Facility or the Receivables Purchase Agreement, proceeds from issuing taxable industrial revenue bonds or a combination of one or more of each.

     Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2004 compared to $27.1 million of cash provided by operating activities during the first nine months of the prior year. Cash provided by operating activities was reduced in the current period due to a year-over-year increase in inventory levels. Inventories increased by $21.7 million during the current period which largely reflects the impact of the time lag for delivery of non-manufactured products sourced from China which are shipped FOB shipping point and the ramp-up of production during the period of restructuring to ensure adequate inventory is available to maintain customer service levels. The reduction in cash provided by operating activities due to the increase in inventories during the current period was partially offset by the year-over-year increase of $9.0 million in borrowings under the Receivables Purchase Agreement and the year-over-year decline in accounts receivable due in large part to the collection of substantially all the remaining balance of receivables due from Home Depot.

     Net cash used for investing activities was $5.5 million in the current period compared to $6.8 million in the prior year period which reflects lower capital expenditures in the current period.

     Net cash used for financing activities was $7.1 million for the nine months ended September 30, 2004 compared to net cash used of $48.2 million during the prior year period. Financing activities of the current period reflect debt repayments of $8.0 million which included a scheduled Term Loan payment totaling $7.5 million made in June 2004. Financing activities for the first nine months of 2003 reflect transactions that primarily related to the recapitalization of the Company last year.

     The Company’s ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company expects that 2005 financial performance will be negatively impacted by competitive pricing pressures in the marketplace, significantly higher commodity material and freight costs, higher product liability insurance costs and other factors. The impact of these factors on the Company's operating results is likely to require the Company to implement operational changes and the Company plans to initiate action to effect such changes. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with borrowings under the Senior Credit Facility and sales of accounts receivable under the Receivables Purchase Agreement, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months.

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

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the nine months ended September 30, 2004. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. The price of aluminum has increased during the nine months ended September 30, 2004 but the negative impact on the Company’s financial results has been somewhat mitigated by gains on aluminum futures contracts entered into under the Company’s hedging program when aluminum prices were lower. The cost of other raw materials used in the manufacture of the Company’s products that are not covered by the Company’s hedging program, including steel, fiberglass and plastic, also increased during the first nine months of 2004. The cost of all of these raw materials is expected to continue to rise during the remainder of 2004 and into next year.

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

     (b) Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Amendment No. 1 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Steven R. Benson.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.

Date: November 15, 2004	/s/ LARRY V. FRIEND

Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.

Date: November 15, 2004	/s/ LARRY V. FRIEND

Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)