Form 10-K
period 2004-12-31
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2005-05-12
CIK 1056112, 1056121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐ No

Not applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the co-registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Not applicable

Indicate by check mark whether each of the co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes
☑ No

State the aggregate market value of the voting stock held by non-affiliates of each of the co-registrants. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Not applicable

Indicate the number of shares outstanding of each of the co-registrants’ classes of common stock, as of December 31, 2004:

Werner Holding Co. (PA), Inc.	1,134.0315	shares of Class A Common Stock
	13,237.9952	shares of Class B Common Stock
	4,083.9698	shares of Class C Common Stock
	603.3543	shares of Class D Common Stock
	27,150.9299	shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

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

     The Company’s sales and marketing network is directed by an experienced in-house sales team of national and regional sales managers. The Company’s climbing products are sold directly and through approximately 45 independent, commissioned manufacturer’s representative organizations, which sell to four major distribution channels: (i) home improvement, (ii) hardware, (iii) professional and (iv) other retail. The Company’s sales organization is further supported by field merchandisers who assist customers with product merchandising, point-of-purchase signage and sales techniques.

     Extruded Products

     The Company is also a manufacturer of lineal extruded products and highly-engineered fabricated parts. The Company targets extruded products customers who require special metallurgy, tight tolerances, unusual shapes, painting, finishing and fabrication requirements. Werner has implemented sophisticated quality systems, and has been awarded ISO-9002, QS-9000 and TS 16949 certifications.

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

Segments

     See Note O entitled “Segment Information” included in the notes to consolidated financial statements for financial information for each of the Company’s business segments.

Raw Materials and Suppliers

     The Company is a major consumer of aluminum and has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices with provisions for price adjustments based on market prices. Two of these contracts will be renegotiable in 2005 and one will be renegotiable in 2007. The Company has several alternative sources for its aluminum requirements and does not believe that any one of these contracts is material to the Company’s operations.

     The Company follows various hedging strategies intended to mitigate the impact of raw material price fluctuations. From time to time, the Company has utilized futures and option contracts to hedge the risk associated with price fluctuations for a certain percentage of its forecasted aluminum raw material requirements. The Company’s practice is not to hold derivative commodity instruments, including aluminum futures and option contracts, for trading purposes. These futures and option contracts are placed with established metal brokers and can range up to two years in duration. The Company has several alternative brokers and does not believe that any one of these contracts is material to the operations of the Company.

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

Competition

     Management estimates that, while it is the largest U.S. producer of climbing products, there were approximately 12 principal foreign and domestic competitors in 2004. Foreign manufacturers compete in U.S. markets primarily on the basis of price. The Company competes in its climbing products segment on the basis of its reputation for product quality, its well-known brands, its emphasis on customer service, the breadth of its product lines and its commitment to product innovation.

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

Employees

     The Company had approximately 1,800 salaried and hourly employees as of December 31, 2004. Of the 1,300 hourly employees, approximately 1,200 are covered by seven collective bargaining agreements which expire in 2005 through 2008. The Company plans to renegotiate and renew union contracts as they expire. The Company believes that its labor relations are satisfactory at all of its facilities. Additionally, the Juarez, Mexico facility utilized approximately 300 individuals on a contract basis to operate as of December 31, 2004.

Dependence on Key Customers

     During December 2003, the Company announced that it had entered into a long term strategic alliance with Lowe’s Companies, Inc. (“Lowe’s”). Under this arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel. Werner supplies all of Lowe’s climbing equipment requirements and with Lowe’s, jointly promotes and markets Werner® branded products. In addition, Werner has the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. Other than its alliance with Lowe’s, the Company does not have contractual agreements for the supply of products with most of its other climbing products customers. Sales to Lowe’s accounted for 32%, 22% and 18% of the Company’s net sales in 2004, 2003 and 2002, respectively.

     During October 2003, the Company announced that its then largest customer, Home Depot, would no longer purchase aluminum and fiberglass stepladders from the Company but would instead source these products directly from China. Werner was also included in an extension ladder supplier line review at Home Depot that began in October 2003. After careful consideration and extensive analyses, taking into account the Company’s long-term interests, value and brand equity of Werner, the Company announced in December 2003 that it had decided to discontinue supplying Werner® branded products to Home Depot. In order to provide for an orderly transition, the Company continued supplying Werner® branded climbing equipment to Home Depot into the first quarter of 2004. The financial impact of no longer supplying Home Depot is significant (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Executive Summary and Current Developments”). The loss of certain other key climbing products customers or a significant decrease in the volume of products supplied to any of such customers could have a material adverse effect on the Company. Sales to Home Depot accounted for 27% and 31% of the Company’s net sales in 2003 and 2002, respectively.

     No extruded products customer accounted for more than 10% of the Company’s 2004 total net sales.

Environmental Regulation

     The Company’s operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and/or operator of real property or a generator of hazardous substances, the Company may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response Compensation and Liability Act or analogous state laws. The Company believes that its operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations. However, the operation of manufacturing plants entails risks of financial exposure for environmental noncompliance and cleanup liabilities. Capital and operating expenditures for environmental compliance in 2004 were not material. There can be no assurance that the Company will not incur costs in the future for cleanup and other remedial activities that will have a material adverse effect on the Company. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Previous Transactions

     The Recapitalization. On June 11, 2003, a recapitalization of the Company (the “Recapitalization”) was completed. On May 7, 2003, the Company entered into a Recapitalization and Stock Purchase Agreement (the “Recapitalization Agreement”) with Green Equity Investors III, L.P. (“GEI”), an affiliate of Leonard Green & Partners L.P. (“Leonard Green”), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65.0 million in the Company in exchange for 65,000 shares of Series A Preferred Stock (see Note G to the Company’s consolidated financial statements included herein), (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $147.0 million and (iii) the Company made certain other payments including $3.0 million to the holders of options to purchase the Company’s Class C Common Stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The Series A Preferred Stock represented approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization. The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired. As part of the Recapitalization, the Company entered into a $230 million credit facility (see Note E to the Company’s consolidated financial statements included herein) with a syndicate of banks consisting of a $180 million Term Loan and a $50 million Revolving Credit Facility. The Company used $115.4 million to repay in full its existing senior credit facility which was terminated as of the date of the Recapitalization.

Item 2. Properties.

     The Company believes its manufacturing, warehouse and office facilities are suitable and adequate. The Company also believes that its facilities are being utilized consistently with the Company’s plans. The Company’s principal facilities consist of the:

		Owned/	Approximate
Location	Principal Use	Lease Expiration	Square Footage
Greenville, PA	Office, Manufacturing, Distribution	Owned	640,000
Franklin Park, IL	Office, Manufacturing, Distribution	Owned	672,000
Juarez, Mexico	Manufacturing, Distribution	3/01/15 (1)	360,000
Carrollton, KY	Manufacturing, Distribution	Owned (2)	200,000
Merced, CA	Manufacturing, Distribution	12/31/2035 (3)	464,000
Anniston, AL	Distribution (4)	Owned	550,000
Bell, CA	Warehouse	4/30/2006	39,100
Phoenix, AZ	Warehouse	8/31/2009	7,300
Dallas, TX	Warehouse	6/30/2009	16,500
Houston, TX	Warehouse	5/31/2006	30,200
Jefferson, LA	Warehouse	12/31/2009	7,800
Greensboro, NC	Warehouse	9/30/2012	26,600
Maryland Heights, MO	Warehouse	9/30/2005	5,500
Minneapolis, MN	Warehouse	3/31/2011	23,600

(1)	The lease related to the Juarez facility has an initial term of ten years and the Company has two five-year options to extend the lease beyond its initial term. The Company has the option to purchase the facility at the end of the initial lease term.

(2)	Collateral for Variable Rate Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky.

(3)	Building and improvements owned by Werner, real property leased under 15 year ground lease with four 5-year renewals.

(4)	Manufacturing operations ceased at the Anniston facility effective November 1, 2004 and the distribution center is expected to cease operations during the second half of 2005. The approximate square footage listed in the table above includes both the manufacturing and the distribution facility. The Company intends to sell this facility.

     As of December 31, 2004, the Company’s facility at Greenville, Pennsylvania primarily serves the extruded products segment of the Company’s business. All other facilities serve the climbing products segment of the Company’s business.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Part II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is no established public trading market for the common stock of either Holding (PA) or Holding (DE). As of December 31, 2004, all of the issued and outstanding shares of Holding (DE)’s common stock were held by Holding (PA). The number of shareholders of record of each class of common stock of Holding (PA) as of December 31, 2004 is as follows:

Class A Common Stock: 26 holders Class B Common Stock: 109 holders Class C Common Stock: 28 holders Class D Common Stock: 11 holders Class E Common Stock: 12 holders

     No dividends have been paid to common shareholders of Holding (PA) in the last two years and no dividends are expected to be declared in the near future. Holding (DE) declares and pays from time to time, certain cash dividends to its sole shareholder, Holding (PA), in order to allow Holding (PA) to pay certain obligations such as taxes and ordinary course operating expenses not exceeding $2,000,000 in any fiscal year. The Senior Credit Facility and the Indenture governing the Notes limit the Company’s ability to pay dividends on its capital stock.

     Holding (DE) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Holding (PA) has not issued or sold any equity securities within the past three years that were not registered under the Securities Act, except as follows:

     (a) On various dates from November 24, 1997 through December 31, 2004, pursuant to Holding (PA)’s Stock Option Plan, Holding (PA) has granted to key employees of Werner non-qualified incentive stock options, exercisable at prices ranging from $500.00 to $3,100.00 per share, to purchase up to an aggregate of 4,359 shares of Class C Common Stock as of December 31, 2004. See Note I entitled “Stock Incentive Plans” in the notes to consolidated financial statements included herein for additional information.

     (b) On various dates from January 1, 1999 to October 14, 2002, certain members of Werner’s management purchased shares of Holding (PA)’s Class C Common Stock at purchase prices ranging from $2,421.29 to $3,100.00 per share, or an aggregate of approximately $5,878,000 pursuant to Management Stock Purchase Agreements. Certain of these individuals received secured loans from the Company pursuant to its Stock Loan Plan to finance a portion of the purchase price paid for the shares of Class C Common Stock in an aggregate amount of approximately $3,726,000. The balance of such loans, excluding interest thereon, is $610,000 at December 31, 2004. See Note I entitled “Stock Incentive Plans” in the notes to consolidated financial statements included herein for additional information.

     (c) On June 11, 2003, as part of the Recapitalization, Holding (PA) sold to GEI 65,000 shares of Series A Participating Convertible Preferred Stock at an aggregate offering price of $65,000,000. See Note G entitled “Convertible Preferred Stock” in the notes to consolidated financial statements included herein for additional information.

     (d) On November 10, 2003, as part of the settlement of a shareholders derivative action entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action 98-503), Holding (PA) issued 100 shares of Class B Common Stock to the plaintiffs in exchange for the dismissal with prejudice of the lawsuit and the full release of claims.

     The transactions set forth in paragraph (a) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated thereunder, as sales by an issuer to employees, directors or officers pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The transactions set forth in paragraphs (b), (c) and (d) above were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering. The Company believes that exemptions other than those specified above may exist with respect to the transactions set forth above.

Item 6. Selected Financial Data.

     The following selected consolidated financial data is that of Holding (PA). Holding (PA) is a guarantor of the 10% Senior Subordinated Notes due 2007 issued by Holding (DE) in 1997 (the “Notes”) and has no substantial operations or assets other than its investment in Holding (DE). As a result, the consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of Holding (DE). This table contains selected financial data and is qualified by the more detailed Consolidated Financial Statements and Notes thereto of Holding (PA). The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31
	2004	2003	2002	2001	2000
	(Dollars in Millions, except Per Share Amounts)
Operating Data:
Net sales	$446.2	$501.1	$520.4	$535.7	$545.2
Cost of sales	313.4	320.3	343.8	379.2	384.5

Gross profit	132.8	180.8	176.6	156.5	160.7
General and administrative expenses	27.4	28.6	30.0	24.0	29.5
Selling and distribution expenses	87.5	89.8	82.0	83.1	85.6
Recapitalization expense (a)	—	11.5	—	—	—
Restructuring and other cost reduction initiatives (b)	9.0	2.9	—	—	—
Benefit plan curtailment and settlement gains, net	—	—	—		(6.1)
Plant shutdown costs	—	—	—	(0.1)	1.1

Operating profit	8.9	48.0	64.6	49.5	50.6
Other income (expense), net (c)	(1.4)	—	0.3	0.9	(2.2)

Income before interest and taxes	7.5	48.0	64.9	50.4	48.4
Interest expense	25.2	24.4	21.5	26.1	27.9

Income (loss) before income taxes	(17.7)	23.6	43.4	24.3	20.5
Income tax (benefit)	(5.8)	7.4	16.0	8.7	8.2

Net income (loss)	$(11.9)	$16.2	$27.4	$15.6	$12.3
Convertible preferred stock dividends and accretion	13.4	6.2	—	—	—

Net income (loss) attributable to common shareholders	$(25.3)	$10.0	$27.4	$15.6	$12.3

Balance Sheet Data (at end of period):
Cash and cash equivalents	$37.0	$9.6	$43.2	$30.5	$5.5
Working capital	61.8	61.4	75.1	65.5	61.2
Total assets	283.6	278.6	298.2	285.0	269.9
Reserve for product liability and workers’ compensation claims (including current)	43.4	47.9	48.2	44.1	38.0
Total debt (including current maturities)	334.8	313.1	261.6	277.4	279.5
Convertible preferred stock	77.7	64.3	—	—	—
Common shareholders’ equity (deficit)(d)	(257.9)	(231.9)	(102.3)	(123.8)	(131.3)

Other Financial Data:
Cash flow provided by operating activities	27.3	31.8	41.8	44.1	34.6
Cash flows (used in) investing activities	(8.1)	(9.4)	(11.8)	(16.0)	(26.7)
Cash flows provided by (used in) financing activities	8.2	(55.9)	(17.2)	(3.2)	(3.3)
Depreciation and amortization(e)	21.6	17.7	15.9	14.6	12.8
Capital expenditures	9.1	9.9	12.1	19.4	26.7

See Notes to Selected Consolidated Historical Financial Data.

Notes to Selected Consolidated Historical Financial Data
(Dollars in Millions)

(a)	Recapitalization expense reflects costs incurred in connection with a recapitalization that occurred in 2003. See Note C to the consolidated financial statements included herein for additional information.

(b)	As further described in Note P included in the notes to the financial statements, the Company implemented restructuring and other cost reduction initiatives beginning in 2003. Costs related to such activities totaled $24.3 in 2004 and $6.4 in 2003. The total costs incurred during 2004 includes $9.0 recorded in “Restructuring and other cost reduction initiatives”, $8.8 recorded in “Cost of sales” and $6.5 recorded in “Selling and distribution expenses.” The total costs incurred during 2003 includes $2.9 recorded in “Restructuring and other cost reduction initiatives”, $2.0 recorded in “Cost of sales” and $1.5 recorded in “Selling and distribution expenses.”

(c)	Other income (expense), net for 2004, 2003, 2002, 2001 and 2000 includes $1.3, $0.7, $0.6, $1.3 and $1.9, respectively, of accounts receivable securitization expense.

(d)	The shareholders’ deficit occurred as a result of a redemption of common stock of $332.9 in connection with a recapitalization that occurred in 1997. The shareholders’ deficit increased in 2003 by $147.0 as a result of redemption of common stock that occurred in connection with the recapitalization that occurred in 2003. See Note C to the consolidated financial statements included herein for additional information.

(e)	Depreciation and amortization is comprised of the following components in 2004, 2003, 2002, 2001 and 2000: depreciation of property, plant and equipment, $16.6, $12.9, $12.1, $10.4 and $9.1, respectively; and amortization, $5.0, $4.8, $3.8, $4.2 and $3.7, respectively. Depreciation and amortization excludes amortization of deferred financing fees and original issue discount.

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

Executive Summary

     Operations

     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement, other retail, hardware and professional. The Company’s climbing products segment generated 84% of the Company’s consolidated net sales during 2004. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 16% of consolidated net sales during 2004.

     Net sales recorded in 2004 totaled $446.2 million which is a decline of $54.9 million, or 11.0%, from net sales recorded in 2003. As previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, during the first quarter of 2004. The decline in net sales was due to lower sales to Home Depot which was partially offset by increased sales to other customers. As also previously disclosed, the Company entered into a long term strategic alliance with Lowe’s which began in the first quarter of 2004. Under the arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements.

     Operating profit in 2004 was $8.9 million which is $39.1 million lower than 2003 operating profit of $48.0 million. The major factors negatively impacting profitability are rising raw material and freight costs, higher restructuring and related costs, lower unit sales volumes for climbing products, a less profitable product mix for climbing products, and increased costs for climbing products sales incentives, promotions and advertising initiated in response to competitive pricing pressures.

     Sales volumes in 2004 are significantly less than 2003. In order to better align the Company’s cost structure with the reduction in sales volumes, a restructuring and downsizing program was initiated in early 2004 which, in part, accelerated and expanded certain manufacturing and distribution optimization activities initiated in 2003. A summary of these initiatives include:

•	In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations at this facility ceased effective November 1, 2004 and the distribution center is expected to cease operations during the second half of 2005. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company began construction of a large manufacturing and ladder assembly plant in Juarez, Mexico. Construction was completed and production commenced during the third quarter of 2004. Production is expected to ramp-up until full capacity is achieved during 2006.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions. This program will be continued through 2005.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003 and the remaining operations related to climbing products are expected to cease during 2005. The Company also began an initiative that was completed in 2004 to focus the Greenville facility on the Extruded Products segment of the Company’s business. During 2004 the Company also ceased production of wood stepladders at its Carrollton, Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production continues at the Carrollton facility. In October 2004 the Company announced that it intended to build an addition to the Carrollton facility for use as a regional distribution center. This decision was re-evaluated during the first quarter of 2005 and an alternative regional distribution center was selected which will be leased under an operating lease beginning in 2005.

     Cumulative costs associated with the above-described activities through 2008, including costs associated with completing the initiatives begun in 2003, are expected to range from $55 million to $60 million. Aggregate costs of $30.7 million have been incurred for these activities through the end of 2004, including the $24.3 million incurred in 2004. The annual benefits expected to be realized upon implementation of the restructuring initiatives through 2008 are estimated to approximate $40 million. The restructuring program is expected to continue through 2008 although initiatives beyond those expected to be implemented during 2005 have not yet been finalized. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition and wind-down and start-up costs associated with manufacturing facilities.

     Financing Occurring Subsequent to December 31, 2004

     During May 2005 the Company successfully closed a $100 million Senior Secured Second Lien Term Loan. Net proceeds of $91.7 million were used to repay amounts outstanding under the Company’s existing Senior Credit Facility including prepayment of $65.0 million of the Senior Credit Term Loan and the repayment of the total amount outstanding of $26.7 million under the Senior Credit Revolving Facility.

     Effective as of March 31, 2005 an agreement related to the Senior Credit Facility was executed to, among other things, waive the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005 and to defer the requirement to provide audited financial statements for the year ended December 31, 2004 until May 10, 2005. Effective May 10, 2005 the Senior Credit Facility was amended in conjunction with the repayments described above to, among other things, initiate new financial covenant requirements beginning June 30, 2005 through December 31, 2007.

     The purpose of the Second Lien Term Loan and the amendment to the Senior Credit Facility was to provide the Company the liquidity and the covenant relief necessary to successfully complete the restructuring program.

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

     The Company provides credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts related to trade receivables is determined based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, an evaluation of specific accounts is conducted when information is available indicating a customer may not be able to meet its financial obligations. Judgments are made in these specific cases based on available facts and circumstances, and a specific reserve for that customer may be recorded to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on historical collection and write-off experience. The collectibility of trade receivables could be significantly reduced if default rates are greater than expected or if an unexpected material adverse change occurs in a major customer’s ability to meet its financial obligations.

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

The Recapitalization

     In June 2003, the Company completed a recapitalization with GEI, an affiliate of Leonard Green, and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65.0 million in the Company in exchange for 65,000 shares of newly issued convertible preferred stock, (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $147.0 million and (iii) the Company made certain other payments including $3.0 million to the holders of options to purchase the Company’s capital stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The convertible preferred shares represented approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization.

     As part of the Recapitalization, the Company entered into a $230 million senior credit facility with a syndicate of banks consisting of a $180 million Term Loan and a $50 million Revolving Credit Facility. The Company paid $115.4 million to repay in full its previous senior credit facility which was then terminated as of the date of the Recapitalization.

     The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired.

Results of Operations

     Year Ended December 31, 2004 as Compared to Year Ended December 31, 2003

     Net Sales. Net sales were down $54.9 million, or 11.0%, to $446.2 million for the year 2004 from $501.1 million for 2003.

     Net sales of climbing products decreased by $59.3 million, or 13.7%, to $373.5 million for 2004 from $432.8 million for 2003. The decline is due to lower sales to Home Depot partially offset by increased sales to other customers. The increase in sales to other customers is due to higher unit sales volumes in each of the Company’s distribution channels. This was due, in part, to sales to Lowe’s under the strategic alliance which began in the first quarter of 2004.

     Net sales of extruded products of $72.7 million for 2004 increased by $4.3 million, or 6.4% compared to net sales of $68.3 million recorded in 2003. The increase primarily reflects the impact of higher aluminum prices. Unit sales volumes in 2004 for extruded products were approximately equal to 2003 volumes.

     Gross Profit. Gross profit declined by $48.0 million, or 26.6%, to $132.8 million for 2004 from $180.8 million for 2003. Gross profit as a percentage of net sales in 2004 declined to 29.8% from 36.1% for 2003. The lower gross profit is largely due to lower climbing products sales volumes, higher raw material costs, a less profitable product mix for climbing products, increased costs for climbing products sales incentives and promotions in response to competitive pricing pressures, increased costs related to new product development and introductions, and higher start-up and realignment costs. The decline in gross profit was partially offset by a decline in the provision for product liability and workers’ compensation claims of $4.6 million primarily due to favorable product liability claims experience. However, these expenses are expected to increase in 2005 due to the likelihood that claims experience will be less favorable than in 2004 and also due to the increased cost of providing insurance coverage in excess of deductible provisions. Previously, the Company has benefited from lower costs related to a five-year insurance program that ended on December 31, 2004. Cost of sales for 2004 and 2003 include costs of $8.8 million and $2.0 million, respectively, related to manufacturing inefficiencies associated with winding-down, starting-up and realigning facilities in connection with the Company’s restructuring and other cost reduction initiatives.

     General and Administrative Expenses. General and administrative expenses were $27.4 million in 2004 compared to $28.6 million for 2003, a decline of $1.2 million or 4.4%. The decline in 2004 reflects the absence of all accruals for performance based incentive compensation and lower legal and professional fees. The decline was partially offset by severance and related costs of $1.3 million recorded in 2004 related to the separation of the chief executive officer, and higher depreciation related to capitalized computer hardware and software costs.

     Selling and Distribution Expenses. Selling and distribution expenses of $87.5 million in 2004 are $2.3 million, or 2.6%, less than expenses recorded in 2003. The decline in current year expense due to the impact of lower sales volumes and changes in customer mix was mostly offset by rising freight costs, higher advertising costs and costs totaling $6.5 million related to distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities.

     Restructuring and other Cost Reduction Initiatives. The total costs incurred during 2004 and 2003 relating to the previously described restructuring and other cost reduction activities totals $24.3 million and $6.4 million, respectively. Costs in 2004 include $9.0 million of costs related to employee severance and equipment relocation and disposal costs in addition to $8.8 million recorded in Cost of sales and $6.5 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities.

     Operating Profit. Operating profit declined by $39.1 million to $8.9 million for 2004. The decline primarily reflects the decline in net sales, a decline in profitability of the Climbing Products segment and an increase in costs of $17.9 million for restructuring and related activities recorded in 2004 compared to 2003. The reduction in operating profit due to these factors was partially offset by the absence of costs totaling $11.5 million that were expensed in 2003 related to the recapitalization of the Company that occurred on June 11, 2003.

     Operating profit of the Climbing Products segment decreased by $48.6 million to $12.7 million in 2004. The decline in profitability primarily reflects the decline in net sales of climbing products due mostly to lower unit sales volumes, rising raw material costs, a less profitable sales mix, increased costs for sales incentives, promotions and advertising, increased costs related to new product development and introductions, a charge for an allocated portion of severance costs related to separation of the chief executive officer, and higher restructuring and related costs. Operating costs for 2004 include $22.7 million for restructuring and related costs which were $16.9 million greater than similar costs incurred in 2003. The decline in profitability was partially offset by a lower provision for product liability and workers’ compensation claims in 2004.

     The Extruded Products segment incurred an operating loss of $1.0 million for 2004 compared to an operating profit of $2.1 million for 2003. The decline in operating profit of $3.1 million is primarily due to higher workers’ compensation costs and costs of $1.6 million for restructuring and related activities recorded in 2004 which were $1.0 million greater than similar costs incurred in 2003.

     Corporate and Other expenses decreased by $12.6 million for 2004 compared to 2003 primarily due to the absence of costs totaling $11.5 million that were expensed in connection with a recapitalization of the Company that occurred in 2003. In addition, expense is lower in 2004 due to the absence of legal and professional fees associated with shareholders’ litigation that was settled in 2003.

     Other Income (Expense), Net. Other income (expense), net was net expense of $1.4 million for 2004, an increase in expense of $1.4 million compared to 2003. The increase in expense is primarily due to higher costs associated with increased utilization of the accounts receivable securitization agreement and higher letter of credit fees during 2004.

     Interest Expense. Interest expense increased by $0.8 million to $25.2 million for 2004 from $24.4 million for 2003. The increase is due to higher average levels of debt outstanding and higher average interest rates in 2004 partially offset by the absence of a charge totaling $2.4 million related to the write-off of unamortized deferred financing fees recorded in 2003 that was associated with the senior credit facility that was repaid and terminated in connection with a recapitalization of the Company.

     Income Taxes (Benefit). As a result of the 2004 pre-tax loss, an income tax benefit of $5.9 million was recorded which is $13.3 million less than the tax expense recorded in 2003. An effective tax rate of 33% was applied to the 2004 pre-tax loss, compared to an effective tax rate of 31% that was applied to 2003 pre-tax income. The increase in the effective tax rate is primarily due to an increase in the valuation allowance related to certain deferred tax assets.

     Net Income (Loss). Net income declined by $28.1 million to a net loss $11.9 million for 2004 compared to net income of $16.2 million for 2003 as a result of all the above factors.

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

     Restructuring and Other Cost Reduction Initiatives. The Company transferred all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost Company facilities beginning in the second quarter of 2003. The Company also began an initiative to focus the Greenville facility on the Extruded Products segment of the Company’s business which will be completed in 2004. During the third quarter of 2003 the Company began manufacturing component parts and accessories at a leased facility in Mexico. The total costs incurred during 2003 relating to the optimization of the Company’s manufacturing and distribution operations were $6.4 million which includes $2.0 million recorded in Cost of sales and $1.5 million in Selling and distribution expenses.

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

Liquidity and Capital Resources

     Debt and Other Contractual Obligations

     The following table provides a summary of the Company’s contractual obligations by due date as of December 31, 2004.

	Payments Due by Period
		Less
		than 1	1-3	4-5	After 5
Contractual Obligations (5)	Total	year	years	years	years
	(Dollars in Millions)
Debt:
Senior Credit Term Loan (1)	$155.0	$22.5	$60.0	$72.5	$—
Senior Credit Revolving Facility (2)	26.7	—	—	26.7	—
Senior Subordinated Notes, due 2007	135.0	—	135.0	—	—
Variable Rate Demand Industrial Building Revenue Bonds, due 2015	5.0	—	—	—	5.0
Interest payments on Senior Subordinated Notes, due 2007	40.5	13.5	27.0	—	—
Receivables Purchase Agreement (3)	34.0	34.0	—	—	—
Capital Lease Interest and Principal Payments	19.2	2.3	4.3	3.8	8.8
Operating Lease Payments	8.5	2.3	2.4	1.5	2.3
Funding of defined benefit pension plans (4)	13.2	2.6	2.2	2.3	6.1

Total Contractual Cash Obligations (5)	$437.1	$77.2	$230.9	$106.8	$22.2

(1)	The Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”) are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Term Loan will be the earlier of (i) six months prior to the new maturity date of the Notes or (ii) June 11, 2009. The payments due by period reflected for the Senior Credit Term Loan represent the contractually committed obligations for principal payments during the term of the facility assuming the Notes are refinanced or extended by May 2007. The Company has the option to repay the term loan from time to time, in whole or in part, without premium or penalty. During May 2005 the Senior Credit Facility was amended and $65.0 million of the Term Loan was prepaid (see Liquidity and Capital Resources— Financing Subsequent to December 31, 2004).

(2)	The Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Revolving Facility will be the earlier of (i) six months prior to the new maturity date of the Notes or (ii) June 11, 2008. The payments due by period reflected for the Senior Credit Revolving Facility represent the contractually committed obligations for principal payments during the term of the facility assuming the Notes are refinanced or extended by May 2007. Available borrowings under the facility are reduced by amounts issued under a letter of credit subfacility. The Company executes letters of credit in the normal course of business that ensure payments to third parties. The aggregate amount of letters of credit issued as of December 31, 2004 was $20.6 million which results in reducing the amount available under the Revolving Credit Facility from $50 million to $29.4 million. Each letter of credit has an expiration date of one year or less. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments. During May 2005 the Senior Credit Facility was amended and the total amount outstanding of $26.7 million under the Revolving Credit Facility was repaid (see Liquidity and Capital Resources— Financing Subsequent to December 31, 2004).

(3)	The Company maintains a $50 million receivables purchase agreement with a financial institution and its affiliate (the “Receivables Purchase Agreement”) which expires in May 2006 but is subject to annual approvals by both the Company and the financial institution. As of December 31, 2004, the Company utilized $34 million of this facility. Effective during April 2005 a commitment for a new Accounts Receivable Financing Facility was executed (see Liquidity and Capital Resources—Commitment for Accounts Receivable Financing Facility Obtained Subsequent to December 31, 2004).

(4)	During 2005 the Company expects to contribute $1.6 million to the trust established for the non-contributory defined benefit plan which would satisfy the minimum funding requirements of ERISA. Contributions required for years 2006 and thereafter have not been determined. Additionally, the Company expects to pay benefits totaling approximately $1 million to participants of its unfunded non-qualified supplemental retirement plans during 2005. Funding for this plan for years 2006 through 2014 is estimated to be $10.6 million. Funding for years beyond 2014 has not been determined.

(5)	The table of contractual obligations does not include an estimate of the future interest payments required on the Company’s existing variable rate debt obligations. Debt obligations and related variable interest rates in effect at December 31, 2004 are detailed in Note E to the consolidated financial statements provided herein.

     At December 31, 2004 the Company had $334.8 million of consolidated indebtedness. The balance of debt includes $133.8 million of Senior Subordinated Notes reflected net of unamortized original issue discount; a $155.0 million Term Loan; $26.7 million outstanding under the Revolving Facility, $14.3 million of capitalized lease obligations and $5.0 million of other debt. The Senior Credit Facility provides for the Term Loan and a $50 million Revolving Facility.

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage and maximum leverage ratios and limit capital expenditures. The Company is in compliance with all its debt covenants as of December 31, 2004. Effective during May 2005 the Senior Credit Facility was amended (see Liquidity and Capital Resources—Amendment of the First Lien Senior Credit Facility Subsequent to December 31, 2004).

     The Company maintains a Receivables Purchase Agreement with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50 million depending upon the level of accounts receivable and certain other factors. The agreement expires in May 2006 but is subject to the approval of annual renewals by both the Company and the financial institution. Under the Receivables Purchase Agreement the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (“Funding”), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Receivables Purchase Agreement represents “off-balance sheet financing” since the ownership interest of the affiliate in Funding’s accounts receivable results in assets being removed from the balance sheet rather than resulting in a liability to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates; therefore no servicing asset or liability has been recorded. As of December 31, 2004, the Company sold $61.6 million of accounts receivable in exchange for $34.0 million in cash and an undivided interest in the accounts receivable of $27.4 million. During January 2005, $3.1 million was paid to reduce the cash provided by the facility from $34.0 million to $30.9 million as required by the agreement primarily due to the reduction in the balance of accounts receivable from November to December month-end. Effective during April 2005 a commitment for a new Accounts Receivable Financing Facility was executed (see Liquidity and Capital Resources—Commitment for Accounts Receivable Financing Facility Obtained Subsequent to December 31, 2004).

     The Company satisfies its working capital needs and capital expenditure requirements primarily through a combination of its existing cash balance, operating cash flow and sales of accounts receivable under the Receivables Purchase Agreement. Additional liquidity in 2005 is provided from the refund received in March 2005 of $10.1 million of federal income taxes previously paid resulting from the carry-back of the 2004 net loss for federal income tax purposes to earlier profitable years. The Company believes it has sufficient funds available in the next twelve months to support debt service requirements, projected capital expenditures and working capital needs based on projected results of operations and the expected availability under both the Senior Credit Facility and the Receivables Purchase Agreement.

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

     The market value of the Company’s pension plan assets at the end of December 31, 2004 and 2003 was less than the accumulated benefit obligation which required the recognition of a minimum pension liability of $23.1 million ($14.5 million after-tax) and $20.9 million ($12.8 million after-tax), respectively, based on the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 87, Employers’ Accounting for Pensions. The minimum liability adjustment at December 31, 2004 resulted in an increase to noncurrent liabilities of $23.6 million, an increase to noncurrent deferred income tax assets of $8.5 million, an increase to shareholders’ deficit of $14.5 million and an increase in noncurrent intangible assets of $0.6 million.

     Pension expense declined by $0.6 million in 2004 to $2.8 million from $3.4 million in 2003 primarily due to a decline in service cost associated with a decline in the number of hourly participants covered by the plan and a greater expected return on plan assets in 2004 due to a higher level of trust assets. The assumption selected for the expected return on plan assets is 8.50%. Effective January 1, 2005, the Company changed the assumption to 8.0%. During 2004 the Company evaluated information provided by its independent investment manager and its pension consultants, including their review of asset class return expectations based on historical returns and long-term inflation assumptions. As a result of the review the Company reduced the assumption for the expected return on plan assets by 0.5% the effect of which would increase 2005 pension expense by approximately $0.2 million. The discount rate used to value pension liabilities for expense purposes declined to 6.25% in 2004 from 6.50% used in 2003. The decline in the discount rate reflects the general decline in long-term interest rates. The benchmark consistently used in determining the discount rate is Moody’s AA bond index plus or minus no more than 0.25%. Pension expense in 2005, which will be determined using a discount rate of 5.75%, is expected to be modestly higher due to the use of the lower discount rate and the lower expected return on plan assets. In addition, cash contributions to the pension plan of approximately $1.6 million will be required to be paid to the pension trust during 2005 to meet the minimum funding requirements of the Employee Retirement Income Security Act (“ERISA”). Contributions totaling $5.5 million were paid to the pension trust during 2004 to meet minimum funding requirements.

     Cash Flows

     Net cash provided by operating activities was $27.3 million for 2004 compared to $31.8 million of cash provided by operating activities during 2003. Cash provided by operating activities was reduced in the current period due to a year-over-year increase in inventory levels and the use of cash to reduce liabilities which primarily relates to the payment of deferred incentive compensation totaling $4.8 million to the Company’s chief executive officer who left the employ of the Company during 2004. Inventories increased by $7.6 million during 2004 largely reflecting the impact of the time lag for delivery of non-manufactured products sourced from China with FOB shipping point terms and the increase in production at existing facilities to ensure adequate inventory is available to maintain customer service levels while the Company rationalizes, optimizes and starts-up new manufacturing facilities. Additionally, $4.2 million less cash was generated in 2004 due to lower product liability and workers’ compensation noncash expense provisions and higher claims payments in 2004 compared to 2003. These reductions in cash provided by operating activities during 2004 were partially offset by the year-over-year increase of $14.0 million in borrowings under the Receivables Purchase Agreement and the year-over-year decline in accounts receivable due in large part to the collection of substantially all the remaining balance of receivables due from Home Depot. Net cash flows provided by operating activities were $31.8 million in 2003 compared to $41.8 million in 2002. The decline is primarily due to more cash being used to increase year-over-year levels of accounts receivable and inventories. In addition, $4.5 million less cash was generated in 2003 due to lower product liability and workers’ compensation noncash expense provisions and higher claims payments in 2003 compared to 2002. Also, more cash was used for payroll costs in 2003 resulting in a decrease in accrued payroll of $5.7 million due to different year-to-year pay period ending dates and a lower accrual for performance based incentive compensation.

     Net cash used for investing activities was $8.1 million in 2004 compared to $9.4 million in 2003 which primarily reflects lower capital expenditures partially offset by higher proceeds on sales of property plant and equipment in 2004. Net cash used in investing activities was $9.4 million in 2003 compared to $11.8 million in

2002 which primarily reflects lower capital expenditures during 2003 partially offset by proceeds of $0.5 million realized on the sale of certain property, plant and equipment.

     Net cash provided by financing activities was $8.2 million in 2004 compared to net cash used of $55.9 million during 2003. Financing activities in 2004 primarily reflect net borrowings of $26.7 million under the Revolving Facility partially offset by debt repayments of $18.4 million which include scheduled Term Loan payments totaling $17.5 million made in 2004. Financing activities in 2003 reflect transactions that primarily related to the Recapitalization of the Company that occurred in 2003. Net cash used for financing activities was $55.9 million for 2003 compared to net cash used of $17.2 million for 2002. As previously described, financing activities for 2003 reflects transactions that occurred on the date of the Recapitalization including proceeds from issuance of convertible preferred stock of $65.0 million, Term Loan proceeds of $180.0 million, payments of $147.0 million to redeem common stock, repayment of debt totaling $115.4 million and other payments totaling $24.7 million which includes payments of $3.0 million in connection with stock option cancellations.

     As a result of the cash flows described above, the balance of cash and cash equivalents at December 31, 2004 was $37.1 million which is $27.5 million greater than the cash balance at the end of 2003. At December 31, 2003 the balance of cash and cash equivalents was $9.6 million which was $33.6 million less than the balance at the end of 2002.

     Capital Expenditures

     The Company’s capital expenditures were $9.1 million, $9.9 million and $12.1 million in 2004, 2003 and 2002, respectively. Approximately $5 million of the amount expended in each of such years has been for the renewal and replacement of existing facilities and equipment; thus in an economic downturn, the Company believes it will be able to adjust the amount spent on capital expenditures without compromising the base need of its operations. The Company expects to spend approximately $10 million in 2005 for various capital projects, including cost reduction and new product development projects and maintenance capital projects. Renewals and replacement of existing facilities and equipment are expected to be lower going forward than the previous level of approximately $5 million.

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

     Raw Material Costs and Inflation

     The Company purchases aluminum, resins, fiberglass and other raw materials from various suppliers. While all such materials are available from numerous independent suppliers, commodity raw materials are subject to price fluctuations. There have been historical periods of rapid and significant movements in the price of aluminum, both upward and downward. Historically, the Company has entered into futures and option contracts with respect to its purchases of aluminum to minimize or hedge commodity price fluctuations. See “Item 1. Business — Raw Materials and Suppliers” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

     Recently Issued Accounting Standards

     In December 2004, the FASB issued Statement No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Statement No. 123R supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is a “nonpublic entity” as defined by Statement No. 123R; therefore, the provisions of the interpretation will become effective for the Company on January 1, 2006. As of the effective date, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The compensation cost calculated under the fair value method would be amortized over the respective vesting period of the stock option. Based on the equity instruments awarded through December 31, 2004, the adoption of Statement No. 123R will not have a significant impact on the Company’s results of operations, financial position or cash flows.

     In November 2004, the FASB issued Statement No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4. Statement No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and scrapped material costs to be recognized as current period charges. In addition, Statement No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for costs incurred beginning January 1, 2006. The adoption of Statement No. 151 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     On October 22, 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. Among other things, the Jobs Act provides tax relief to U.S. domestic manufacturers by providing a tax deduction for “qualified production activities income.” For tax years 2005 through 2006, the deduction will equal 3% of the lesser of “qualified production activities income” or taxable income. The percentage rises to 6% in years 2007 through 2009 and 9% thereafter. In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 requires companies to account for this deduction as a “special deduction” that will reduce the estimate of the annual effective tax rate in the period in which the tax deduction is claimed. The impact of this provision on 2005 and later years is currently being evaluated.

     Financing Subsequent to December 31, 2004

     On May 10, 2005 the Company executed a $100 million Senior Secured Second Lien Credit Facility (“Second Lien Facility”) and realized net proceeds of $94,500. Net proceeds of $91,700 were used to repay amounts outstanding under the Company’s existing First Lien Senior Credit Facility (“First Lien Facility”) and the remaining cash of $2.8 million was retained for general corporate purposes. The First Lien Facility debt repaid included prepayment of $65.0 million of the existing First Lien Term Loan, reducing the balance currently outstanding to $90.0 million, and repayment of the total amount outstanding of $26.7 million under the First Lien Revolving Credit Facility. The Second Lien Facility is scheduled to mature on the earlier of December 11, 2009, or May 15, 2007 if the Company’s 10% Senior Subordinated Notes are not refinanced, prior to that date, to a date later than June 11, 2010.

     The amount outstanding under the Second Lien Facility will bear interest based on management’s selection of a fluctuating rate option that includes: (i) LIBOR plus an interest margin of 10.00% or (ii) an alternate base rate plus an interest margin of 9.00%. In either case, 1.50% of the interest payable will be capitalized as additional loans under the Second Lien Facility. The alternate base rate is defined as the higher of the prime rate or the Federal Funds rate plus 0.50%. The Second Lien Facility is secured by all of the assets of the Company and its subsidiaries consistent with those securing the First Lien Facility, and will be guaranteed by each guarantor under the First Lien Facility. The liens securing the Second Lien Facility will be second in priority to the liens securing the First Lien Facility and the Accounts Receivables Financing Facility (see below).

     The financial covenants of the Second Lien Senior Credit Facility include a maximum ratio of total secured indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. Covenants of the Second Lien Facility are substantially similar to those of the Company’s existing Senior Credit Facility as amended (see below).

     Amendment of the First Lien Senior Credit Facility Subsequent to December 31, 2004

     Effective as of March 31, 2005 an agreement related to the First Lien Facility was executed to, among other things, waive the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005 and to defer the requirement to provide audited financial statements for the year ended December 31, 2004 until May 10, 2005.

     Effective as of May 10, 2005 the First Lien Facility was amended in conjunction with the execution of the Second Lien Facility described above to, among other things, eliminate the requirement to comply with previously existing debt leverage and cash interest coverage ratios and to initiate new financial covenant requirements. Each calendar quarter beginning June 30, 2005 through December 31, 2007 certain minimum EBITDA levels must be attained and certain maximum ratios must be satisfied, including total secured indebtedness to EBITDA and total first lien secured indebtedness to EBITDA. In addition, the determination of the amount of net proceeds from asset sales that must be applied to prepay the First Lien Term Loan was modified to require 50% of the first $40.0 million of net proceeds and all net proceeds in excess of $40.0 million be applied to reduce the First Lien Term Loan. The amendment also permanently waived the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005. The amendment provides for an increase of 0.50% in the annual rate charged on the Term Loan and Revolving Credit Facility borrowings.

     The Company anticipates that it will comply with its amended debt covenants for the next twelve months; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Commitment for Accounts Receivable Financing Facility Obtained Subsequent to December 31, 2004

     Effective April 29, 2005, the Company and Werner Funding Corporation (“Funding”, the Company’s wholly-owned special purpose bankruptcy-remote entity) obtained a commitment for an Accounts Receivable Financing Facility (“Receivables Facility”) with a financial institution that will provide a maximum $50 million revolving line of credit based on a borrowing base calculation. The amount available will be determined weekly and will be based on 82% of the Company’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Facility will expire on the earlier of May 31, 2009 or upon the expiration of the First Lien Facility. Funding will acquire all of the Company’s trade receivables on a daily basis. The purchases by Funding will be financed through the sale of a variable percentage ownership interest in such receivables to the financial institution or institutions acceptable to it. The Company has agreed to continue servicing the sold receivables for the financial institution; therefore, no servicing asset or liability will be recorded. The Receivables Facility will be collateralized by the assets of Funding.

     Fees on advances under the Receivables Facility will be determined based on management’s selection of an available fluctuating rate option that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the Receivables Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Facility is terminated by the Company prior to the lapse of one and two years, respectively.

     Proceeds upon executing the Receivables Facility will be used to repurchase the total outstanding interest of $30.9 million under the existing Receivables Purchase Agreement and to pay fees and expenses incurred in connection with the execution of the Receivables Facility. The Receivables Purchase Agreement will be terminated in conjunction with the execution of the Receivables Facility.

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

								Fair Value
	December 31							December 31
	2005	2006	2007	2008	2009	Thereafter	Total	2004	2003
				(Dollars in Thousands)
Liabilities:
Long-term debt, including current portion:
Fixed Rate-Notes	$—	$—	$135,000	$—	$—	$—	$135,000	$112,050	$78,300
Avg. Interest Rate	—	—	10.00%	—	—	—
Fixed Rate-Capital Lease Obligations	$1,387	$1,445	$1,340	$1,312	$1,303	$7,518	$14,305	$14,305	$2,220
Avg. Interest Rate	6.65%	6.66%	6.66%	6.67%	6.68%	6.17%
Variable Rate-Debt (1)	$22,500	$27,500	$32,500	$71,700	$27,500	$5,000	$186,700	$186,700	$177,500
Avg. Interest Rate	(2)	(2)	(2)	(2)	(2)	(3)

(1)	Includes Senior Credit Term Loan, Senior Credit Revolving Facility and the Variable Rate Industrial Building Revenue Bonds.

(2)	Average interest rate on Term Loan and the Revolving Facility is equal to LIBOR plus 3.50%.

(3)	Average interest rate on $5 million Variable Rate Industrial Building Revenue Bonds during 2004 was approximately 2.0%.

     The Company does not have operations in foreign countries subject to material foreign currency exchange risk. International sales were not material to the Company’s operations for the year ended December 31, 2004. Accordingly, the Company is not subject to material foreign currency exchange rate risk. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.

     The Company is exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts which is further detailed below. The Company does not actually take delivery of aluminum that is the subject of the futures or options contracts. The price of aluminum has increased during 2004 but the negative impact on the Company’s financial results has been somewhat mitigated by gains on aluminum futures contracts entered into under the Company’s hedging program when aluminum prices were lower. The cost of other raw materials used in the manufacture of the Company’s products that are not covered by the Company’s hedging program, including steel, fiberglass and plastic, also increased during 2004. The cost of all of these raw materials is expected to continue to rise during 2005.

     In the case of futures contracts relating to the Extruded Products segment of the business, the Company agrees to purchase aluminum in the future at a set price relative to a customer firm order commitment. The futures contract is liquidated prior to settlement. The difference between the price of aluminum on the date the Company enters into the contract and the price on the settlement date represents the financial gain or loss on the contract. These futures contracts qualify for hedge accounting and, therefore, the gain or loss is recognized in earnings, together with the offsetting gain or loss due to the changes in the fair value of the firm commitment, in the period the customer order attributed to the firm commitment is shipped. At December 31, 2004, the Company had purchased futures contracts, maturing in 2005, for the delivery of 1.2 million pounds of aluminum at a weighted average contract settlement price of $0.8171 per pound. At December 31, 2003, the Company had purchased futures contracts, maturing in 2004, for the delivery of 0.2 million pounds of aluminum at a weighted average contract settlement price of $0.6599 per pound. The unrecognized gains and losses for the change in fair value of such futures contracts that qualify for hedge accounting at December 31, 2004 and 2003 were immaterial.

     At December 31, 2004, the Company had no outstanding futures contracts related to the Climbing Products segment. The unrecognized realized gain for the change in the fair value of futures contracts that qualify for hedge accounting that were closed prior to year-end was $0.2 million at December 31, 2004. At December 31, 2003, the company had purchased futures contracts related to the Climbing Products segment, maturing in 2004, for the delivery of 21.3 million pounds of aluminum at a weighted average contract settlement price of $0.6635 per pound. The unrecognized gain (realized and unrealized) for the change in the fair value of such futures contracts that qualify for hedge accounting was $2.5 million at December 31, 2003.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board
of Directors of Werner Holding Co. (PA), Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Werner Holding Co. (PA), Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania
March 4, 2005, except as it relates to Note U,
as to which the date is May 10, 2005

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, except Per Share Amounts)

	December 31
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$36,960	$9,594
Accounts receivable	24,553	59,113
Allowance for doubtful accounts	(1,348)	(1,950)
Income taxes receivable	9,406	155
Inventories	63,254	55,692
Deferred income taxes	2,171	2,308
Other	2,326	5,193

Total current assets	137,322	130,105

Other assets:
Deferred income taxes	16,266	17,956
Deferred financing fees	9,360	11,043
Other	6,155	9,269

	31,781	38,268

Property, plant and equipment:
Land and improvements	8,877	8,807
Buildings	62,764	49,694
Machinery and equipment	178,591	175,545

	250,232	234,046
Less accumulated depreciation and amortization	141,080	128,657

	109,152	105,389
Capital projects in progress	5,303	4,852

	114,455	110,241

Total assets	$283,558	$278,614

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — Continued
(Dollars in Thousands, except Per Share Amounts)

	December 31
	2004	2003
Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$23,731	$15,414
Accrued liabilities	27,877	30,114
Current maturities of long-term debt	23,886	23,130

Total current liabilities	75,494	68,658

Long-term obligations:
Long-term debt — less current maturities (net of unamortized original issue discount of $1,194 in 2004 and $1,600 in 2003)	310,924	289,990
Reserve for product liability and workers’ compensation claims	43,399	47,880
Other long-term obligations	33,920	39,600

Total liabilities	463,737	446,128

Convertible preferred stock- Series A, $.01 par value; voting; 65,000 shares authorized, issued and outstanding	77,733	64,347

Shareholders’ deficit:
Common stock:
Class A — $.01 par value; voting; 3,500 shares authorized; 1,134 shares issued and outstanding in 2004 and 2003	—	—
Class B — $.01 par value; voting; 20,000 shares authorized; 13,238 shares issued and outstanding in 2004 and 2003	—	—
Class C — $.01 par value; non-voting; 30,000 shares authorized; 4,084 shares issued and outstanding in 2004 and 3,316 shares issued and outstanding in 2003	—	—
Class D — $.01 par value; voting; 604 shares authorized, issued and outstanding in 2004 and 2003	—	—
Class E — $.01 par value; non-voting; 35,000 shares authorized and 27,151 shares issued and outstanding in 2004 and 2003	1	1
Treasury stock, at cost, Class R - 29,816 shares outstanding in 2003	—	(146,983)
Additional paid-in capital	39,891	198,881
Accumulated deficit	(282,804)	(270,918)
Accumulated other comprehensive income (loss)	(14,390)	(11,543)
Notes receivable arising from stock loan plan	(610)	(1,299)

Total shareholders’ deficit	(257,912)	(231,861)

Total liabilities, preferred stock and shareholders’ deficit	$283,558	$278,614

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	For the Years Ended December 31
	2004	2003	2002
Net sales	$446,166	$501,106	$520,404
Cost of sales	313,379	320,266	343,795

Gross profit	132,787	180,840	176,609
General and administrative expenses	27,381	28,638	29,982
Selling and distribution expenses	87,510	89,826	82,000
Recapitalization expense	—	11,499	—
Restructuring and other cost reduction initiatives	8,981	2,889	—

Operating profit	8,915	47,988	64,627
Other income (expense), net	(1,409)	(15)	324

Income before interest and income taxes	7,506	47,973	64,951
Interest expense	25,242	24,407	21,472

Income (loss) before income taxes	(17,736)	23,566	43,479
Income tax (benefit)	(5,850)	7,406	16,051

Net income (loss)	(11,886)	16,160	27,428
Convertible preferred stock dividends and accretion	13,386	6,189	—

Net income (loss) attributable to common shareholders	$(25,272)	$9,971	$27,428

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in Thousands, except Share Amounts)

			For the Years Ended December 31
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
Class A Common Stock:
Balance, beginning of year	1,134	$—	1,880	$—	1,880	$—
Reclassified to Class R and redeemed	—	—	(746)	—	—	—

Balance, end of year	1,134	$—	1,134	$—	1,880	$—

Class B Common Stock:
Balance, beginning of year	13,238	$—	21,775	$—	21,775	$—
Issuance of common stock	—	—	100	—	—	—
Reclassified to Class R and redeemed	—	—	(8,637)	—	—	—

Balance, end of year	13,238	$—	13,238	$—	21,775	$—

Class C Common Stock:
Balance, beginning of year	3,316	$—	5,516	$—	5,541	$—
Issuance of common stock	789	—	—	—	260	—
Repurchased or reclassified to Class R and redeemed	(21)	—	(2,200)	—	(285)	—

Balance, end of year	4,084	$—	3,316	$—	5,516	$—

Class D Common Stock:
Balance, beginning of year	604	$—	1,000	$—	1,000	$—
Reclassified to Class R and redeemed	—	—	(396)	—	—	—

Balance, end of year	604	$—	604	$—	1,000	$—

Class E Common Stock:
Balance, beginning of year	27,151	$1	45,000	$—	45,000	$—
Reclassified to Class R and redeemed	—	—	(17,849)	—	—	—

Balance, end of year	27,151	$1	27,151	$—	45,000	$—

Treasury stock, at cost, Class R, 29,816 shares:
Balance, beginning of year		$(146,983)		$—		$—
Retirement (redemption) of Class R common stock		146,983		(146,983)		—

Balance, end of year		$—		$(146,983)		$—

Additional Paid-in Capital:
Balance, beginning of year		$198,881		$200,872		$200,947
Retirement of Class R common stock		(146,983)		—		—
Noncash compensation charge associated with Recapitalization		—		4,590		—
Reversal of deferred taxes related to vested stock options cancelled		(530)		—		—
Costs related to redemption of common stock		—		(825)		—
Convertible preferred in-kind dividends		(10,272)		(4,630)		—
Accretion of preferred stock		(3,114)		(1,559)		—
Issuance of common stock		1,911		493		780
Repurchase of common stock		(2)		(60)		(855)

Balance, end of year		$39,891		$198,881		$200,872

Accumulated Deficit:
Balance, beginning of year		$(270,918)		$(287,078)		$(314,506)
Net income (loss)		(11,886)		16,160		27,428

Balance, end of year		$(282,804)		$(270,918)		$(287,078)

Accumulated Other Comprehensive Income (Loss):
Derivative Commodity Instruments: Balance, beginning of year		$1,262		$(256)		$(1,137)
Amounts reclassified to income (net of deferred tax of $1,749 in 2004, $204 in 2003 and $807 in 2002)		2,979		347		1,373
Change in fair value of derivative commodity instruments (net of deferred tax of $2,400 in 2004, $688 in 2003 and $289 in 2002)		(4,085)		1,171		(492)

Balance, end of year		156		1,262		(256)
Minimum Pension Liability: Balance, beginning of year		(12,805)		(13,438)		(6,745)
Adjustment (net of deferred tax of $1,022 in 2004, $372 in 2003 and $3,930 in 2002)		(1,741)		633		(6,693)

Balance, end of year		(14,546)		(12,805)		(13,438)

Accumulated other comprehensive income (loss), end of year		$(14,390)		$(11,543)		$(13,694)

Notes Receivable Arising from Stock Loan Plan:
Balance, beginning of year		$(1,299)		$(2,426)		$(2,383)
Reduction (increase) in notes receivable related to stock loan plan		689		1,127		(43)

Balance, end of year		$(610)		$(1,299)		$(2,426)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)		$(257,912)		$(231,862)		$(102,326)

COMPREHENSIVE INCOME:
Net income (loss)		$(11,886)		$16,160		$27,428
Other comprehensive income (loss)		(2,847)		2,151		(5,812)

Total comprehensive income (loss)		$(14,733)		$18,311		$21,616

See notes to consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Years Ended December 31
	2004	2003	2002
Operating activities
Net income (loss)	$(11,886)	$16,160	$27,428
Reconciliation of net income to net cash provided by operating activities:
Noncash stock compensation charge associated with Recapitalization	—	4,590	—
Other Recapitalization expenses	—	5,608	—
Depreciation, including accelerated depreciation	16,670	12,900	12,081
Amortization of deferred financing fees and original issue discount	2,932	4,882	2,796
Amortization of deferred costs	4,974	4,817	3,799
Provision for losses on accounts receivable	12	379	803
Provision for product liability and workers’ compensation claims	5,269	9,872	12,105
Payment of product liability and workers’ compensation claims	(9,750)	(10,197)	(7,969)
Deferred income taxes	2,969	(1,943)	(862)
Loss on disposition of property, plant and equipment	306	11	406
Changes in operating assets and liabilities:
Change in receivables purchase facility	14,000	—	—
Accounts receivable	20,560	(4,894)	31
Income taxes receivable	(9,251)	1,593	(247)
Inventories	(7,633)	(3,162)	386
Accounts payable	8,317	(759)	(4,841)
Other assets and liabilities, net	(10,176)	(8,074)	(4,153)

Net cash provided by operating activities	27,313	31,783	41,763

Investing activities
Capital expenditures	(9,116)	(9,923)	(12,053)
Proceeds from liquidation of investments	58	61	209
Proceeds from sale of property, plant and equipment	937	450	—

Net cash used in investing activities	(8,121)	(9,412)	(11,844)

Financing activities
Repayments of long-term debt after Recapitalization	(18,371)	(7,894)	—
Repayments of long-term debt prior to Recapitalization	—	(6,992)	(17,113)
Net borrowings under revolving credit facility	26,700	—	—
Issuance of convertible preferred stock	—	65,000	—
Costs related to issuance of convertible preferred stock	—	(6,841)	—
Issuance of long-term debt at Recapitalization	—	180,000	—
Payment of deferred financing fees	(842)	(11,441)	—
Redemption of common stock at Recapitalization	—	(146,983)	—
Costs related to redemption of common stock	—	(825)	—
Repayments of long-term debt at Recapitalization	—	(115,421)	—
Payment of other Recapitalization expenses	—	(5,608)	—
Issuance of common stock	—	—	195
Repurchase of common stock	(2)	(60)	(453)
Repayment of notes receivable arising from stock loan plan	689	1,127	140

Net cash provided (used) in financing activities	8,174	(55,938)	(17,231)

Net increase (decrease) in cash and cash equivalents	27,366	(33,567)	12,688
Cash and cash equivalents at beginning of year	9,594	43,161	30,473

Cash and cash equivalents at end of year	$36,960	$9,594	$43,161

See notes to consolidated financial statements.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in Thousands, except Share Amounts)

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

     Revenue Recognition — Consistent with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, sales are recorded when title and risk of loss transfer to the customer, which is generally upon customer receipt of the shipment. Sales are recorded net of allowances for damaged goods returns, as well as various sales incentives and cash discounts. The Company provides for an allowance for estimated damaged goods returns, which is recognized as a deduction from sales at the time of sale. The Company also offers their customers various on-going sales incentive programs for which the Company estimates the anticipated incentive to be paid and allocates a portion of the estimated cost to each underlying sales transaction with the customer.

     Shipping and Handling Fees and Expenses - All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $51,557, $54,466 and $48,026 are included in the caption entitled, “Selling and distribution expenses” in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, respectively.

     Accounts Receivable — The Company provides credit to its customers in the normal course of business. The Company’s customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations. Write-offs of uncollectible accounts receivable totaled $614, $180 and $444 in 2004, 2003 and 2002, respectively.

     Inventories — Inventories are stated at the lower of cost or market (net realizable value). Cost was determined by the last-in, first-out (LIFO) method for approximately 77% and 88% of the inventories at December 31, 2004 and 2003, respectively.

     Derivative Commodity Instruments - Derivatives are held as part of a formal risk management policy. For derivatives that qualify for hedge accounting, the Company formally measures the effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis by formally assessing the historical and probable future high correlation of changes in the fair value or expected future cash flows of the hedged item. The ineffective portions, which were immaterial for the years ended December 31, 2004, 2003 and 2002, are included in the Company’s results of operations in the period in which the ineffectiveness occurs. If the hedging relationship ceases to be highly effective or it becomes probable that an expected transaction will no longer occur, gains or losses on the derivative are included in the Company’s results of operations. The amount of such gains or losses was immaterial for the years ended December 31, 2004, 2003 and 2002.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     The Company’s derivatives that qualify for hedge accounting consist of aluminum futures and option contracts that are designated either as fair value or cash flow hedges. The Company utilizes aluminum commodity futures and option contracts to manage the market risk of changing prices associated with customer firm order commitments and a certain percentage of its forecasted sales. Generally, these contracts cover exposures of one year or less. Futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contract at its maturity. Futures and option contracts that qualify are designated as hedges, correspond to the commitment or forecasted sales period, and are effective in hedging the Company’s exposure to changes in aluminum prices during that cycle. At December 31, 2004 and 2003, the Company had futures contracts to purchase aluminum totaling $991 and $14,298, respectively. At December 31, 2004, the Company had no outstanding futures contracts related to the Climbing Products segment. At December 31, 2004, unrecognized gains of $156, net of tax, related to the cash flow hedges is recognized in other comprehensive income and $167 of unrecognized gains related to fair value hedges is recognized in other current assets with an offset included in accrued liabilities. At December 31, 2003, unrecognized gains totaling $1,262, net of tax, on outstanding futures contracts accounted for as cash flow hedges are recognized in other comprehensive income with a corresponding offset in other current assets. Additionally, a total of $542 of unrecognized gains related to fair value hedges is recognized in other current assets with an offset included in accrued liabilities as of December 31, 2003.

     Changes in the fair value of derivatives are recorded in results of operations or in other comprehensive income, depending on whether a derivative qualifies for hedge accounting, and is designated as a fair value or cash flow hedge. For cash flow hedges, the effective portion of the change in fair value is recorded in other comprehensive income and is reclassified to the results of operations in the period in which earnings are impacted by the hedged item or in the period that the transaction no longer qualifies as a cash flow hedge. No derivative initially designated as a cash flow hedge ceased to qualify as a cash flow hedge during the years ended December 31, 2004, 2003 and 2002. As of December 31, 2004, all of the $155 gain, net of tax, recognized in other comprehensive income is expected to be recognized in the Company’s results of operations over the next twelve months. For fair value hedges, the effective portion of the change in fair value of the derivative and the equal and offsetting change in the firm commitment are recorded on the balance sheet. The gain or loss on the derivative is recognized in results of operations in the period in which earnings are impacted by the hedged item. For derivatives that do not qualify for hedge accounting, the gain or loss is recognized in earnings in the period of change in aluminum prices.

     Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for buildings range from 40 to 45 years and for machinery and equipment range from 3 to 14 years. The net book value of capitalized lease assets, which primarily consist of manufacturing facilities, machinery and equipment, was $15,111 and $2,163 at December 31, 2004 and 2003, respectively. Useful lives for capitalized lease assets are limited to the lease term.

     Interest is capitalized in connection with major capital projects. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. In 2004, 2003 and 2002, interest costs of $78, $195 and $428, respectively, were capitalized. Interest costs incurred in 2004, 2003 and 2002 totaled $25,320, $24,602 and $21,900, respectively.

     Long-lived assets are periodically reviewed for impairment. Impairment is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount, an impairment loss is recognized at that time as the difference between the carrying amount and the fair value of the assets or group of assets. Measurement of fair value may be based upon appraisals, market values of similar assets or discounted cash flows.

     Internal Use Software - Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires the capitalization of certain costs applicable to internal use software, including associated hardware costs, external direct material and service costs, and

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

employee payroll and payroll related costs. Amortization of capitalized software costs was $3,176, $2,594, and $2,018 in 2004, 2003 and 2002, respectively. The unamortized balance of computer software costs capitalized was $11,870 and $14,979 at December 31, 2004 and 2003, respectively. Capitalized computer software costs, which are included in machinery and equipment in the accompanying balance sheet, are amortized over periods ranging from 3 to 7 years.

     Reserve for Product Liability and Workers’ Compensation Claims - The Company maintains third party insurance coverage, subject to certain deductible provisions, for product liability and workers’ compensation claims which occur on or after March 31, 1998 and maintains a reserve for the insurance deductibles related to such claims which totals $43,399 and $47,880 at December 31, 2004 and 2003, respectively. The reserve for product liability and workers’ compensation claims is determined on an undiscounted actuarial basis and includes an amount derived from loss reports for individual cases and an amount, based on past experience, for losses incurred but not reported. The resulting actuarial loss estimates are expressed as a range of reasonable estimates which is expected to include the loss that ultimately will occur. The reserve is within the range of reasonable estimates. While management believes that the reserve is adequate, the ultimate liability may be in excess of or less than the amount provided. The methods for making such estimates and for establishing the resulting reserve are continually reviewed, and any adjustments are reflected in earnings currently. Accordingly, the reserve for product liability and workers’ compensation claims was reduced by approximately $6,200 during the fourth quarter of 2004 primarily as a result of a reduction in the actuary’s estimate of ultimate losses due to favorable product liability claims experience. Prior to March 31, 1998, the Company operated a captive insurance company that maintained reserves for product liability and workers’ compensation claims of the Company (see Note M).

     Stock-Based Compensation - The Company has a stock option plan which is described more fully in Note I. The Company measures stock-based compensation costs using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. In connection with the Recapitalization (see Note C) the Company modified its existing stock options which resulted in a corresponding noncash compensation charge totaling $4,590 (see Note I). Accordingly, pro forma compensation costs are zero for periods subsequent to the Recapitalization related to the then-existing stock options because all such costs have been recorded as expense in the consolidated statement of income as a result of recording the noncash compensation charge. Stock options were granted during the second quarter of 2004 to purchase 3,082 shares of Class C Common Stock at an exercise price of $500 per share. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, the effect on net income (loss) would have been as follows:

	For the Years Ended December 31
	2004	2003	2002

Net income, as reported	$(11,886)	$16,160	$27,428
Less total stock-based employee compensation costs determined using fair value method, net of related tax effects	—	103	318

Pro forma net income	$(11,886)	$16,057	$27,110

     The pro forma compensation costs indicated above are zero for periods after the Recapitalization primarily because all remaining outstanding options were modified. In connection with the Recapitalization (see Note C) the Company modified its existing stock options which resulted in corresponding noncash compensation charge totaling $4,590 (see Note I). Accordingly, pro forma compensation costs are zero for periods subsequent to the Recapitalization because all such costs have been recorded as expense in the consolidated statement of income as a result of recording the noncash compensation charge.

     The weighted average fair value of options granted during 2002 estimated using the Black-Scholes option pricing model was $775.11. The fair value of each option grant was determined using weighted average assumptions of risk-free interest rates of 4.31% for grants in 2002 and an average life of options of 7.1 years and expected volatility and dividend yield of 0% for grants. No options were granted during 2003 and fair value of options granted during 2004 was zero.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     Retirement Benefits - Net periodic pension cost is recognized for the cost of the Company’s qualified and non-qualified defined benefit plans based on the requirements of FASB Statement No. 87, Employers’ Accounting for Pensions. The cost of benefits provided under the Company’s postretirement programs is determined based on the requirements of FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

     Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has reflected the necessary deferred tax assets and liabilities in the accompanying balance sheets. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Deferred Financing Fees - Amortization of deferred financing fees is computed using the effective interest method and recognized as interest expense. Amortization of $2,356 and $394 of deferred financing fees was accelerated during 2003 and 2002, respectively (see Note E).

     Advertising - The Company expenses all advertising as incurred. These expenses totaled $13,429, $15,738 and $16,062 for years 2004, 2003 and 2002, respectively.

     Statement of Cash Flows - Cash and cash equivalents include cash on hand, demand deposits and short-term highly liquid debt instruments purchased with an original maturity of three months or less.

     Fair Values of Financial Instruments — The Company’s disclosures for financial instruments are as follows:

     Cash and cash equivalents — The amounts reported in the balance sheet for cash and cash equivalents bear interest at prevailing market rates and therefore approximate fair value.

     Accounts Receivable and Accounts Payable - The amounts reported approximate fair value.

     Long-term debt - The carrying amounts of the Company’s borrowings under its credit agreements and the Variable Rate Demand Industrial Building Revenue Bonds, bear interest at prevailing market rates and therefore approximate their fair value at December 31, 2004 and 2003. The fair value (based upon prevailing market rates) of the outstanding borrowings of the Senior Subordinated Notes at December 31, 2004 and 2003 was $112,050 and $78,300, respectively.

     Derivative instruments - The fair value of the Company’s derivative instruments is recorded in the balance sheet.

     Recently Issued Accounting Standards - In December 2004, the FASB issued Statement No. 123R, Share-Based Payment: an amendment of FASB Statements No. 123, which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is a “nonpublic entity” as defined by Statement No. 123R; therefore, the provisions of the interpretation will become effective for the Company on January 1, 2006. As of the effective date, the Company will be required to follow a fair value approach using an option-pricing model, such as the Black-Scholes option valuation model, at the date of a stock option grant. The compensation cost calculated under the fair value method would be amortized over the respective vesting period of the stock option. Based on the equity instruments awarded through December 31, 2004, the adoption of Statement No. 123R will not have a significant impact on the Company’s results of operations, financial position or cash flows.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     In November 2004, the FASB issued Statement No. 151, Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4. Statement No. 151 requires abnormal amounts of inventory costs related to idle facility, freight, handling costs and scrapped material costs to be recognized as current period charges. In addition, Statement No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for costs incurred beginning January 1, 2006. The adoption of Statement No. 151 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

     On October 22, 2004, the American Jobs Creation Act (“the Jobs Act”) was signed into law. Among other things, the Jobs Act provides tax relief to U.S. domestic manufacturers by providing a tax deduction for “qualified production activities income.” For tax years 2005 through 2006, the deduction will equal 3% of the lesser of “qualified production activities income” or taxable income. The percentage rises to 6% in years 2007 through 2009 and 9% thereafter. In December 2004, the FASB issued FASB Staff Position 109-1, Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP 109-1”). FSP 109-1 requires companies to account for this deduction as a “special deduction” that will reduce the estimate of the annual effective tax rate in the period in which the tax deduction is claimed. The impact of this provision on 2005 and later years is currently being evaluated.

C. Recapitalization

     In June 2003, the Company completed a recapitalization with Green Equity Investors III, L.P. (“GEI”), an affiliate of Leonard Green & Partners L.P. (“Leonard Green”), and certain shareholders of the Company. Pursuant to the Recapitalization Agreement (i) GEI invested $65,000 in the Company in exchange for 65,000 shares of Series A Preferred Stock (see Note G), (ii) the Company redeemed 39.66% of its outstanding shares of capital stock for payments totaling $146,983 and (iii) the Company made certain other payments including $3,017 to the holders of options to purchase the Company’s Class C Common Stock in consideration for the cancellation of certain of their vested options (collectively, the “Recapitalization”). The Series A Preferred Stock represented approximately 22% of the outstanding voting shares of capital stock as of the date of the Recapitalization. The Recapitalization was accounted for as a leveraged recapitalization at historical cost principally due to the fact that less than 80% of the voting securities were acquired.

     As part of the Recapitalization, the Company entered into a $230,000 credit facility (see Note E) with a syndicate of banks consisting of a $180,000 Term Loan and a $50,000 Revolving Credit Facility. The Company used $115,421 to repay in full its previous senior credit facility which was then terminated as of the date of the Recapitalization.

     Additional sources of cash to complete the Recapitalization included the Company’s Receivables Purchase Agreement, existing cash on-hand and employee stock loan repayments related to the capital stock redeemed. The following is a summary of the sources and uses of cash resulting from, and in connection with, the Recapitalization:

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

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

     Recapitalization expense reflected on the income statement for the year ended December 31, 2003 totals $11,499 and includes a noncash compensation charge of $4,590 associated with modifying stock options (see Note I), payments totaling $3,017 in connection with stock option cancellations, transaction bonus payments totaling $1,725, a noncash charge of $1,301 related to the deferred stock plan (see Note I) and other miscellaneous costs totaling $866. Other costs totaling $19,106 incurred in connection with the Recapitalization were reflected as deferred financing costs, as a reduction of the proceeds from the issuance of the convertible preferred stock or as costs related to the repurchase of common stock.

D. Inventories

     Inventories are as follows:

	December 31
	2004	2003
Finished goods	$41,668	$34,009
Work-in-process	10,879	12,328
Raw materials and supplies	20,430	18,134

Total inventories, which approximates replacement cost	72,977	64,471
Less excess of cost over LIFO stated values	9,723	8,779

Net inventories	$63,254	$55,692

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

E. Debt

     In 2003 the Company entered into a $230,000 Senior Credit Facility with a syndicate of banks consisting of a $180,000 Term Loan and a $50,000 Revolving Credit Facility (collectively, the “Senior Credit Facility”). The Senior Credit Facility will mature in May 2007 in the event the Company’s existing 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”) are not refinanced or extended by May 2007. Otherwise, if the Notes are refinanced or extended by May 2007, the maturity date of the Senior Credit Facility will be the earlier of (i) six months prior to the new maturity date of the Notes or (ii) (A) for the Revolving Credit Facility, June 11, 2008 and (B) for the Term Loan, June 11, 2009. A summary of debt outstanding is as follows:

	December 31
	2004	2003

Senior Credit Facility:
Term Loan	$155,000	$172,500
Revolving Credit Facility	26,700	—
Senior Subordinated Notes, due 2007, net of unamortized original issue discount of $1,194 in 2004 and $1,600 in 2003	133,806	133,400
Variable Rate Demand Industrial Building Revenue Bonds, due 2015 (1)	5,000	5,000
Capital lease obligations	14,304	2,220

Total debt	334,810	313,120
Less current maturities of long-term debt	23,886	23,130

Debt classified as long-term	$310,924	$289,990

(1)	Included in current maturities as of December 31, 2003, reclassified to long-term debt at December 31, 2004. See below for additional information.

     Effective during May 2005 the Company successfully executed a $100,000 Senior Secured Second Lien Credit Facility (see Note U).

     Senior Credit Facility

     Subject to refinancing or extension of the Notes as discussed above, the remaining balance of the Term Loan is payable in aggregate principal amounts of $22,500 in 2005, $27,500 in 2006, $32,500 in 2007, $45,000 in 2008 and $27,500 in 2009. Borrowings under the Senior Credit Facility bear interest at alternative floating rate structures at management’s option and are collateralized by the capital stock of each of the Company’s subsidiaries and substantially all the assets of the Company and its subsidiaries, except for Werner Funding Corporation. The Term Loan interest rate was 5.47% and 3.88% at December 31, 2004 and 2003, respectively.

     The Company may draw amounts under the $50,000 Revolving Credit Facility for general corporate purposes and working capital requirements. At December 31, 2004 and 2003 the amount outstanding under the revolver was $26,700 and $0, respectively. The revolver interest rate was 7.75% at December 31, 2004. The availability under the revolver is reduced by amounts issued under a letter of credit subfacility which totals $20,551 at December 31, 2004. An annual commitment fee of 0.75% is paid on the average daily unused amount of the Revolving Credit Facility.

     The Senior Credit Facility was amended in May 2004 to change the debt leverage and interest coverage ratio covenants for years 2004 and 2005 to be less restrictive. The amendment provided for an increase in certain fees including an increase of 0.75% in the annual rate charged on the Term Loan and an increase of 0.25% in the annual commitment fee that is charged on the unused portion of the Revolving Credit Facility. The Company incurred costs totaling $842 in connection with the Amendment during the second quarter of 2004. The costs have been deferred and are being amortized over the remaining life of the facility using the effective interest method along with previously existing unamortized costs.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     Deferred financing fees totaling $7,165 were incurred in 2003 in connection with obtaining the Senior Credit Facility. These costs have been deferred and are being amortized over the life of the facility using the effective interest method. The remaining unamortized deferred financing fees totaling $2,356 associated with the credit facility terminated on the date of the Recapitalization were recognized as interest expense in 2003. Additional interest expense of $394 was recorded in 2002 due to accelerated amortization of deferred financing fees associated with changes in the then existing senior credit facility.

     A significant repayment of the Senior Credit Facility Term Loan and Revolving Credit Facility occurred in May 2005 (see Note U).

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

     In connection with the Recapitalization, consent fees totaling $4,050 were paid in 2003 to the holders of the Notes and certain other costs totaling $226 were incurred in connection with the modification of the Indenture to permit the redemption of common stock on the date of the Recapitalization. These fees and costs have been deferred and will be amortized over the remaining life of the Notes using the effective interest method.

     The Notes are redeemable at the Company’s option at 101.667% during the twelve months beginning November 15, 2004 and at 100% thereafter (expressed as a percentage of principal amount).

Industrial Building Revenue Bonds

     Variable Rate Demand Industrial Building Revenue Bonds totaling $5,000 were issued in order to finance the Company’s acquisition of land and equipment and the subsequent construction of a climbing products manufacturing facility located in Carrollton, Kentucky. During 2003 the Company announced that it would close the Kentucky manufacturing facility during 2004. As a result, the redemption of the bonds likely would have been required in 2004 if the facility had been closed. Accordingly, the liability for the bonds was classified as a current liability and included in the caption, “Current maturities of long-term debt” in the accompanying balance sheet as of December 31, 2003. After further review of the Company’s distribution requirements during 2004, it was decided not to close the facility until other alternatives are evaluated, including expansion of the Carrollton facility for use as a regional distribution center. Since a final decision has not yet been made and production of attic ladders continues at that facility, the $5 million Bonds are not required to be repaid prior to maturity.

     The bonds bear interest at a variable rate established weekly which may not exceed 15% per annum (2.0% and 1.5% at December 31, 2004 and 2003, respectively). The interest rate on the bonds may be converted to a fixed rate upon the satisfaction of certain conditions. Prior to a conversion to a fixed rate, the bonds are subject to purchase from the holder upon demand at a price equal to principal plus accrued interest. On or prior to the date of conversion to a fixed rate, the bonds are subject to redemption, in whole or in part, at the option of the Company. After conversion to a fixed rate, the bonds are subject to redemption, as a whole or in part, at the Company’s option, on or after the tenth anniversary of the conversion, at annual redemption prices varying from 103% to 100% of the principal outstanding. Certain property and equipment having an original cost of $3,889 are pledged as collateral for the bonds.

Covenants

     The Senior Credit Facility and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

The financial covenants of the Senior Credit Facility require the Company to meet specific interest coverage and maximum leverage ratios and limit capital expenditures.

     The Company is in compliance with all its debt covenants as of December 31, 2004. Effective as of March 31 and May 10, 2005, the Senior Credit Facility was amended to modify certain financial covenants and provide for other changes (see Note U).

Scheduled Principal Payments

     Subject to refinancing or extension of the Notes as discussed above, the aggregate amount of scheduled principal payments, excluding repayments of obligations under capital leases, is $22,500 in 2005, $27,500 in 2006, $167,500 in 2007, $71,700 in 2008, and $27,500 in 2009 and $5,000 thereafter.

Capitalized Lease Obligations

     Future minimum lease payments under capital leases are as follows:

2005	$2,292
2006	2,257
2007	2,059
2008	1,944
2009	1,848
Thereafter	8,778

Total minimum payments	19,178
Less amount representing interest	4,874

Capital lease obligations	14,304
Less current maturities	1,386

Long-term capital lease obligations	$12,918

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

F. Sale of Accounts Receivable

     The Company maintains a Receivables Purchase Agreement (the “Receivables Purchase Agreement”) with a financial institution and its affiliate to provide additional financing capacity with a maximum availability of $50,000 depending upon the level of accounts receivable and certain other factors. The agreement expires in May 2006 but will continue subject to the approval of annual renewals by both the Company and the financial institution. Under the Receivables Purchase Agreement, the Company established a consolidated wholly-owned subsidiary, Werner Funding Corporation (“Funding”), which is a special purpose bankruptcy-remote entity that acquires, on a daily basis, a variable percentage interest of certain eligible trade receivables generated by the Company. The purchases by Funding are financed through the sale of an undivided percentage ownership interest in such receivables to the affiliate of the financial institution. The Company has agreed to continue servicing the sold receivables for the financial institution at market rates; therefore no servicing asset or liability has been recorded.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     As of December 31, 2004 and 2003 the Company had transferred, on a recurring basis, $61,564 and $84,549 of accounts receivable in exchange for $34,000 and $20,000 in cash and an undivided interest in accounts receivable of $27,355 and $64,483, respectively. In accordance with the provisions of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the transactions have been recorded as a sale of receivables to a qualified special purpose entity. The ongoing cost associated with the Receivables Purchase Agreement, which represents a return to investors in the purchased interests, as well as the cost of implementation and the loss on the sale of accounts receivable, is reported in the accompanying consolidated statements of income in the caption, “Other income (expense), net.” These costs totaled $1,259, $695 and $607 in 2004, 2003 and 2002, respectively. The interest rates on the purchased interests at December 31, 2004 and 2003 were 2.20% and 1.13%, respectively. As of December 31, 2004 the Company had drawn the maximum available under the Receivables Purchase Agreement.

     The key economic assumptions used to measure the undivided interest at the date of the securitization for securitizations completed in 2004 were a discount rate of 3.95% and an estimated life of approximately two months. At December 31, 2004 an immediate adverse change in the discount rate or estimated life of 10% and 20% would not result in a significant reduction in the fair value of the undivided interest. These sensitivities are hypothetical and should be used with caution. Changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

     The accompanying consolidated balance sheets at December 31, 2004 and 2003 reflect an allowance for doubtful accounts that relates, in large part, to accounts receivable representing the undivided interest in the assets of the financial institution affiliate.

     Effective during April 2005 a commitment for a new Accounts Receivable Financing Facility was executed (see Note U).

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

Preferred Dividends

     During 2004 and 2003 quarterly preferred dividends in the amount of $10,272 and $4,630, respectively, were paid and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $79,902 as of December 31, 2004, are presented as an adjustment to arrive at net income attributable to common shareholders in the consolidated statements of income.

Conversion into Common Stock

     Holders of the Series A Preferred Stock can convert all or any of the shares of the Series A Preferred Stock into shares of Class F Common Stock of the Company, at any time or from time to time, at a conversion

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

rate equal to the liquidation preference divided by $4,929.66 (such multiple, the “Conversion Rate”). If dividends are unpaid at the election of the Company, the Conversion Rate will increase by 14% per year, compounded quarterly from the date of issue through the third anniversary. Therefore, over time (but in any event not beyond the third anniversary of the date issued), each share of Series A Preferred Stock will be convertible into a greater number of shares of Class F Common Stock. If all of the Series A Preferred shares had been converted as of December 31, 2004, 16,208 shares of Class F Common Stock would have been issued.

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

Preferred Stock Accretion

     As a result of the Elective Put discussed above, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock will be accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during 2004 and 2003 was $3,114 and $1,559, respectively. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of income.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

Voting Rights

     Holders of the Class A Common Stock and Class B Common Stock are entitled to one vote per share and holders of the Class D Common Stock are entitled to approximately 50.7 votes per share. Class C Common Stock and Class E Common Stock have no voting rights. Upon the occurrence of a sale of 100% of the outstanding equity securities of the Company, a sale of substantially all the assets of the Company or a public offering of any equity securities of the Company (“Triggering Event”), each outstanding share of Class A Common Stock, Class B Common Stock, Class C Common Stock, Class D Common Stock and Class E Common Stock will convert into one share of Common Stock of the Company. This additional class of common stock with a par value of $.01 per share is authorized (125,896 shares under the Company’s Articles of Incorporation), but no shares were issued or outstanding at December 31, 2004 and 2003. When issued, this class of Common Stock of the Company will have one vote per share.

Other Agreements

     In connection with the Recapitalization, the Company’s agreement for management and consulting services with Investcorp International, Inc. (“III”), an affiliate of Investcorp, was amended to provide consulting services through November 24, 2007. The amended agreement provides for the Company to pay III an annual fee of $1,500 for the annual period ending November 24, 2003 and $1,000 for each annual period thereafter. The agreement will terminate on the earlier of November 24, 2007, the date on which III ceases to own at least 50% of the aggregate equity of the Company or on the date of an initial public offering, as defined.

     The Company entered into a management and consulting agreement with Leonard Green in connection with the Recapitalization. The agreement provides for the Company to pay Leonard Green $455 for services for the period through November 23, 2003 and $1,000 for services and expenses for each annual period thereafter through November 25, 2008. The agreement will terminate on the earlier of November 25, 2008, the date on which Leonard Green ceases to own at least 50% of the Company’s Series A Preferred Stock (including any shares of common stock issued upon conversion) or on the date of an initial public offering, as defined.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

Presented below is a summary of the Stock Option Plan activity:

		Weighted
		Average
	Stock	Exercise
	Options	Price

Outstanding at January 1, 2002	6,120	$2,436.77
Granted	700	$3,000.00
Exercised	—	—
Forfeited	700	$2,425.39

Outstanding at December 31, 2002	6,120	$2,502.49
Cancelled in connection with the Recapitalization	4,242	$2,509.90
Granted	—	—
Exercised	—	—
Forfeited	20	$2,428.47

Outstanding at December 31, 2003	1,858	$2,486.37
Granted	3,082	$500.00
Exercised	—	—
Forfeited	581	$2,421.29

Outstanding at December 31, 2004	4,359	$1,090.60

Stock options outstanding and exercisable as of December 31, 2004 are summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		average	average		average
exercise		remaining	exercise		exercise
price	Number	contractual	price	Number	price
per share	of shares	life (years)	per share	of shares	per share

$500.00	3,082	7.0	$500.00	—	$—
$2,421.29-$2,450.00	1,078	3.0	$2,423.85	1,078	$2,423.85
$3,000.00-$3,100.00	199	3.0	$3,015.08	199	$3,015.08

	4,359	5.8	$1,090.60	1,277	$2,515.98

     At December 31, 2003, options were exercisable for 1,858 shares at a weighted average exercise price of $2,486.27. At December 31, 2002, options were exercisable for 745 shares at a weighted average exercise price of $2,430.40. During 2004, 2003 and 2002, options for 581, 20 and 185 shares, respectively, which were exercisable by employees, were cancelled upon termination of employment.

     The Company has entered into certain management stock purchase agreements, pursuant to which certain members of the Company’s management are given the opportunity to purchase shares of the Company’s Class C Stock from either the Company or certain of the Investcorp Investors (the “Stock Purchase Plan”). Shares of Class C Stock purchased under the Stock Purchase Plan were 260 in 2002. No shares were purchased in 2004 or 2003. As permitted by the Stock Purchase Plan, 21, 12 and 285 shares were repurchased and retired during 2004, 2003 and 2002, respectively, from participants who terminated employment. The Class C Stock purchased pursuant to the Stock Purchase Plan carries certain restrictions. In conjunction with the adoption of the Stock Purchase Plan, the Company also adopted the Werner Holding Co. (PA), Inc. Stock Loan Plan (the “Stock Loan Plan”) to finance a portion of the purchase price paid for the shares acquired under the Stock Purchase Plan. At December 31, 2004 and 2003, notes outstanding under the Stock Loan Plan were $610 and $1,299, respectively. The notes are full recourse and bear interest at rates comparable to interest rates paid on the Company’s third party credit arrangements and mature in seven years or upon sale of the shares. All shares purchased pursuant to the terms of the Stock Loan Plan are pledged to the Company. The

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

notes are classified as a reduction of shareholders’ equity in the Company’s consolidated balance sheet. In connection with the Recapitalization, 658 shares of Class C Stock issued pursuant to the management stock purchase agreements were redeemed in 2003 and the associated notes outstanding under the Stock Loan Plan totaling $887 were repaid.

Deferred Incentive Compensation

     The Company has employment contracts with several key employees the most significant of which is the contract with the Company’s chief executive officer.

     The employment contract with the Company’s former chief executive officer provided for deferred incentive compensation associated with retention and with the Werner Co. Deferred Stock Plan which was adopted effective August 1999 (the “Deferred Stock Plan”). The separation of the former chief executive officer as an employee of the Company during 2004 resulted in the extinguishment of all associated deferred incentive compensation liabilities. Retention incentive compensation, including associated interest, totaling $2,076 was paid during 2004. This liability for retention incentive compensation totaled $1,851 at December 31, 2003 and was included in the caption “Accrued liabilities” in the accompanying balance sheet (see Note Q). The liability related to the Deferred Stock Plan was also extinguished during 2004 by the payment of $2,752 which represented the balance of the deferred compensation dollar account including related interest through the date of payment and the reclassification of a $1,911 liability to “Additional paid-in capital” in the accompanying balance sheet upon issuing 789.187 shares of Class C Common Stock in connection with a 1999 award of restricted stock units. All such shares shall continue to be subject to certain terms and conditions set forth in the Deferred Stock Plan including limitations on transfer of ownership. In addition, 623.2647 of such shares shall continue to be subject to certain repurchase and put rights. The liability related to the Deferred Stock Plan totaled $4,540 at December 31, 2003 and was included in noncurrent liabilities (see Note R). Pursuant to the Deferred Stock Plan, the Company’s former chief executive officer was either granted or earned an aggregate 1,308 stock units in 1999 which were payable in equivalent whole shares of Class C Common Stock subject to certain conditions. The expense associated with the stock units was recognized during the three year vesting period which ended in 2002. In connection with the Recapitalization, the Deferred Stock Plan was amended and restated effective as of May 2003 (the “Amended Deferred Stock Plan”). The Amended Deferred Stock Plan provided for cancellation of 518.813 stock units and the establishment of a deferred compensation dollar account with an initial value of $2,558. The initial value represented $4,929.66 for each stock unit cancelled. The amendment resulted in a noncash charge of $1,301 in 2003 to reflect the incremental increase in the liability.

     The Company entered into an employment agreement with its new chief executive officer effective January 4, 2005. Among other things, the employment agreement provides for the potential to earn up to $5,000 total long-term performance compensation. Long-term performance compensation of $1,000 will be vested pro-rata equally over five years beginning January 2005. Vesting is accelerated in the event of a change in majority ownership of the Company or upon the termination of the chief executive officer without cause, as defined. Long-term performance compensation of $3,000 will be vested pro-rata equally over five years upon achievement of annual performance based targets determined by the Company’s Board of Directors. Vesting is accelerated in the event of a change in majority ownership of the Company, performance significantly above agreed upon targets or upon the termination of the chief executive officer without cause, as defined. Long-term performance compensation of $1,000 will be vested upon closing of a transaction involving a change in the majority ownership of the Company.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

J. Supplemental Cash Flow Information

     Supplemental cash flow information is summarized as follows:

	For the Years Ended December 31
	2004	2003	2002

Cash paid during the year for:
Interest	$21,956	$19,022	$19,476
Income taxes, net of refunds	$431	$7,758	$17,160

Supplemental disclosure of non-cash financing activities:
Capital lease obligations incurred	$12,954	$1,417	$921
Common stock issued in connection with a 1999 award of restricted stock units (see Note I)	$1,911	$—	$—
Issuance of common stock in exchange for notes receivable arising from stock loan plan	$—	$—	$585
Cancellation of notes receivable arising from stock loan plan in connection with repurchase of common stock	$—	$(15)	$(402)

K. Income Taxes

     The components of income taxes (benefit) are as follows:

	For the Years Ended December 31
	2004	2003	2002

Current tax (benefit):
Federal	$(8,728)	$6,874	$13,532
State and local	(91)	201	1,492

	(8,819)	7,075	15,024

Deferred taxes:
Federal	2,409	115	1,096
State and local	560	216	(69)

	2,969	331	1,027

Total	$(5,850)	$7,406	$16,051

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

Income taxes (benefit) for financial reporting varied from income taxes (benefit) at the federal statutory rate as folows:

	For the Years Ended December 31
	2004	2003	2002

Income tax (benefit) at federal statutory rate	$(6,207)	$8,248	$15,218
State and local income taxes, net of federal benefit	(594)	422	775
Adjustments to estimated income tax accruals	(332)	(1,169)	—
Change in federal capital loss carryforward	343	—	120
Change in valuation allowance	908	—	(120)
Other, net	32	(95)	58

Income taxes	$(5,850)	$7,406	$16,051

     Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2004	2003

Deferred tax liabilities:
Depreciation	$12,789	$14,148
Estimated income tax accruals	—	—
Capitalized supplies	2,152	2,128
Aluminum futures contracts	91	741
Other	228	378

Total deferred tax liabilities	15,260	17,395
Deferred tax assets:
Provision for product liability and workers’ compensation claims	16,065	17,717
Accrued vacation	1,276	1,443
Accrued employee retirement benefits	7,663	5,574
Deferred compensation	5,870	8,088
Accrued expenses and other reserves	2,823	4,583
Capital losses	464	807
State net operating loss carryforward, net of federal benefit	1,212	254

	35,373	38,466
Valuation allowance	(1,676)	(807)

Total deferred tax assets	33,697	37,659

Net deferred tax assets	$18,437	$20,264

     FASB Statement No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. During 2004, an additional valuation allowance was established because the realization of deferred tax assets relating to certain capital losses, state net operating losses and foreign tax credits carryforwards is uncertain. The Company believes that it will have taxable income in future periods sufficient to fully recognize its remaining deferred tax assets. The state net operating loss carryforwards total $22,683 and expire during the years 2009 through 2024.

     As of December 31, 2004 the Company recorded a net income tax receivable which includes an expected refund of federal income taxes previously paid of $10,062. The refund results from carrying back the net operating loss incurred in 2004 for federal income tax purposes to an earlier year. A federal tax refund totaling $10,062 was received in March 2005,

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

L. Operating Leases

     The Company leases certain real estate and various equipment under long-term operating leases. Total rent expense amounted to $4,374, $3,651 and $3,241 for 2004, 2003 and 2002, respectively.

     Future minimum rental commitments as of December 31, 2004 for all noncancellable operating leases are as follows:

2005	$2,269
2006	1,395
2007	1,046
2008	795
2009	719
Thereafter	2,255

Total	$8,479

M. Commitments and Contingencies

     The Company has contracts to provide most of its estimated aluminum requirements with three principal suppliers. These contracts include stipulated prices, with provisions for price adjustments based on market prices. Two contracts are renegotiable in 2005 and one in 2007.

     Until March 31, 1998, the Company provided insurance for its product liability and workers’ compensation claims through a subsidiary that was dissolved in 1998. On March 31, 1998, the Company transferred the outstanding product and workers’ compensation liabilities for losses incurred on or prior to March 31, 1998 to a commercial insurance provider who assumed all product and workers’ compensation liabilities for losses incurred prior to March 31, 1998 up to an aggregate limit of $75,000. Holding (PA) has agreed to indemnify the commercial insurance company for losses in excess of this limit. Based on information known to date, the Company believes that the ultimate amount of such losses will not exceed $75,000.

     Letters of credit are issued to guarantee the Company’s performance under certain contractual obligations. A letter of credit in the amount of $14,842 has been issued to an insurance company to guarantee the payment of certain claims under the Company’s product liability and workers’ compensation programs. Repayment of principal plus certain accrued interest of the Company’s outstanding Variable Rate Demand Industrial Building Revenue Bonds is guaranteed by a letter of credit in the amount of $5,109. Other letters of credit have been issued totaling $600. Letters of credit, which have a term of one year or less, total $20,551 at December 31, 2004. Management believes the likelihood of demand for payment under these instruments is minimal and expects no material cash outlays to occur in connection with these instruments.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

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

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Change in Projected Benefit Obligation
Benefit obligation at January 1	$63,560	$59,516	$2,928	$2,815
Curtailment	—	(51)	—	(23)
Service cost	659	914	68	64
Interest cost	3,845	3,866	182	181
Plan amendment	—	—	(93)	—
Actuarial loss	3,804	2,519	392	3
Benefits paid	(3,928)	(3,204)	(176)	(112)

Benefit obligation at December 31	67,940	63,560	3,301	2,928
Change in Plan Assets
Fair value of assets at January 1	29,935	26,277	—	—
Actual return on plan assets	2,766	4,859	—	—
Employer contributions	6,582	2,003	176	112
Benefits paid	(3,928)	(3,204)	(176)	(112)

Fair value of assets at December 31	35,355	29,935	—	—

Funded status — (underfunded)	(32,585)	(33,625)	(3,301)	(2,928)
Unrecognized transition obligation	—	—	2	2
Unrecognized prior service cost	563	601	191	298
Unrecognized net actuarial loss	23,088	20,325	1,217	886

Net amount recognized	$(8,934)	$(12,699)	$(1,891)	$(1,742)

Amounts recognized in the Consolidated Balance Sheets consist of:
Other long-term obligations:
Accrued employee retirement benefits	$(7,938)	$(11,705)	$(1,781)	$(1,630)
Minimum pension liability	(23,651)	(20,924)	—	—
Accrued liabilities	(996)	(996)	(110)	(112)
Other noncurrent assets:
Intangible pension asset	563	601	—	—
Accumulated other comprehensive income (loss)	23,088	20,325	—	—

Net amount recognized	$(8,934)	$(12,699)	$(1,891)	$(1,742)

Increase (decrease) in the pre-tax minimum pension liability included in Accumulated Other Comprehensive Income (Loss)	$2,763	$(1,006)

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     During 2003 the benefit obligation for pension and postretirement benefits was reduced by $51 and $23, respectively, due to a curtailment that resulted from the reduction in employment at the Company’s Greenville, Pennsylvania facility (see Note P). The curtailment did not impact 2003 net periodic benefit cost.

     As of December 31, 2004 and 2003, the accumulated benefit obligations for all pension plans totaled $67,940 and $63,560, respectively, which exceeded the fair value of plan assets at each respective date.

     The assumed health care trend rate for 2004 is 12% decreasing ratably to 5% in the year 2011 and remaining constant thereafter. If this annual rate would increase by 1%, the accumulated postretirement benefit obligation would increase by $225 and postretirement benefit cost would increase by $19 in 2004. A 1% decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $182 and postretirement benefit cost for 2004 would decrease by $15.

     Net periodic pension and other postretirement benefit costs consist of the following components:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost
Service cost	$659	$914	$750	$68	$64	$59
Interest cost	3,845	3,866	3,680	182	181	175
Expected return on plan assets	(2,591)	(2,324)	(2,696)	—	—	—
Amortization of transition obligation	—	—	(222)	—	—	—
Amortization of prior service cost	38	38	8	14	19	19
Amortization of actuarial loss	866	938	399	60	35	26

Net periodic benefit cost	$2,817	$3,432	$1,919	$324	$299	$279

Weighted average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.25%	6.50%	5.75%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     The Company’s pension asset allocation at December 31, 2004 and 2003, and asset target allocation in effect as of December 31, 2004 are as follows:

		Percentage of Plan Assets
	Target	December 31
Asset Category	Allocation	2004	2003
Equity securities	40% to 75%	73%	71%
Debt securities	25% to 60%	27%	29%

		100%	100%

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

     Effective January 1, 2005 the Company changed the assumption for the expected return on plan assets to 8.0% from 8.5% used previously. During 2004 the Company evaluated information provided by its independent investment manager and its pension consultants, including their review of asset class return expectations based on historical returns and long-term inflation assumptions. As a result of the review the Company reduced the assumption for the expected return on plan assets by 0.5%.

     During 2005 the Company expects to contribute $1,628 to the trust established for the qualified defined benefit plan which would satisfy the minimum funding requirements of ERISA. The expected benefits the trust will pay to retirees during the next ten years are combined with the expected benefits to be paid pursuant to the non-qualified supplemental retirement plans and reflected in the column entitled “Pension Benefits” in the table below. The benefits for the supplemental retirement plans and the postretirement benefit plans (also reflected below) are paid directly by the Company.

	Pension	Postretirement
	Benefits	Benefits

2005	$3,559	$175
2006	3,618	179
2007	3,763	178
2008	3,814	175
2009	3,917	177
Five years thereafter	22,093	930

	$40,764	$1,814

     In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became effective. The Act established a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least the actuarial equivalent to Medicare Part D. The Company sponsors a postretirement health care benefit plan which provides prescription drug benefits to certain key employees. The Act had no impact on the Company’s results of operations, financial position or cash flows.

     The Company also sponsors a defined contribution plan which covers substantially all of its employees. For certain employees covered by a collective bargaining agreement, contributions are based on negotiated rates and hours worked; for others, contributions are based on a percentage of employees’ contributions and are increased based on a combination of the participant’s age and length of service. The expense related to these plans was $1,868, $2,630 and $2,754 in 2004, 2003 and 2002, respectively.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     The Company also participates in various multi-employer plans pursuant to collective bargaining agreements. In connection with these plans, the Company contributed and charged to expense $399, $387 and $425 in 2004, 2003 and 2002, respectively.

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

	For the Years Ended December 31
	2004	2003	2002

Net sales
Climbing Products	$373,501	$432,781	$444,336
Extruded Products	72,665	68,325	76,068

	$446,166	$501,106	$520,404

Operating profit (loss)
Climbing Products	$12,696	$61,260	$65,895
Extruded Products	(986)	2,143	354
Corporate and Other	(2,795)	(15,415)	(1,622)

	$8,915	$47,988	$64,627

Depreciation and amortization
Climbing Products	$17,961	$13,806	$13,237
Extruded Products	1,663	1,769	1,687
Corporate and Other	4,952	7,024	3,752

	$24,576	$22,599	$18,676

Identifiable assets
Climbing Products	$198,289	$191,701	$214,434
Extruded Products	40,584	37,260	40,539
Corporate and Other	44,685	49,653	43,270

	$283,558	$278,614	$298,243

Capital expenditures
Climbing Products	$5,944	$6,335	$5,772
Extruded Products	1,315	1,727	1,341
Corporate and Other	1,857	1,861	4,940

	$9,116	$9,923	$12,053

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.

     Operating profit (loss) for 2004 for the Climbing Products segment includes $8,337 of costs related to restructuring and other cost reduction initiatives and $14,316 of associated startup and realignment costs. Operating profit (loss) for 2004 also includes the impact of a severance cost allocation of $1,101 associated with the separation of the former chief executive officer. Year 2003 operating profit (loss) includes $2,508 of costs related to manufacturing and distribution optimization and $3,246 of associated startup and realignment costs. Operating profit (loss) for year 2002 includes the impact of severance costs of approximately $1,300 associated with the separation of a former executive officer.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     Operating profit (loss) for the Extruded Products segment for 2004 includes $644 of costs related to restructuring and other cost reduction initiatives and $964 of associated startup and realignment costs. Operating profit (loss) for 2004 also includes the impact of a severance cost allocation of $154 associated with the separation of the former chief executive officer. Year 2003 operating profit (loss) includes $381 of costs related to manufacturing and distribution optimization and $236 of associated startup and realignment costs. Operating profit (loss) for year 2002 includes the impact of severance costs of approximately $300 associated with the separation of a former executive officer.

     Operating profit (loss) for Corporate and Other for 2003 includes Recapitalization expenses of $11,499 (see Note C). Included in depreciation and amortization reflected above for Corporate and Other is amortization of original issue discount associated with the Notes and amortization of deferred financing fees aggregating $2,932, $4,882 and $2,796 for years 2004, 2003 and 2002, respectively.

     The Company’s revenues are primarily derived from customers domiciled in the United States. As of December 31, 2004, substantially all of the Company’s long-lived assets are located in the United States.

     Climbing Products net sales to one or more significant customers individually exceeded 10% of the Company’s net sales in 2004, 2003 and 2002 as described below. No customer included in the Extruded Products segment accounted for more than 10% of the Company’s net sales in any of the past three years.

     During December 2003, the Company announced that it entered into a long term strategic alliance with Lowe’s Companies, Inc. (“Lowe’s”). Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel. Under this arrangement, Werner supplies all of Lowe’s climbing equipment requirements and with Lowe’s, will jointly promote and market Werner® branded products. Werner has the opportunity to enter into new climbing equipment categories at Lowe’s. In addition, Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. Sales to Lowe’s accounted for $141,726, or 32%; $109,180, or 22%; and $92,352, or 18% of the Company’s net sales in years 2004, 2003 and 2002, respectively.

     As previously reported, during October 2003 the Company was informed by its then largest customer, Home Depot, that it would no longer purchase aluminum and fiberglass stepladders from the Company but would instead source these products directly from China. Werner was also included in an extension ladder supplier line review at Home Depot that began in October 2003. After careful consideration and extensive analyses, taking into account the Company’s long-term interests, value and brand equity of Werner, the Company decided to discontinue supplying Werner® branded products to Home Depot. In order to provide for an orderly transition, the Company continued supplying Werner® branded climbing equipment to Home Depot into the first quarter of 2004. Sales of all products to Home Depot accounted for $136,051, or 27%; $161,339, or 31% of the Company’s net sales in years 2003 and 2002, respectively.

P. Restructuring and Other Cost Reduction Initiatives

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

     In February 2004, the Company announced that it plans to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations ceased at this facility effective November 1, 2004 and the facility’s distribution center is expected to cease operations during the second half of 2005. Depreciation expense for this facility is being recognized on an accelerated basis through the date operations are expected to cease. The Company intends to sell this facility.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

     In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions which primarily resulted in charges of severance and termination benefits due to headcount reductions.

     Costs incurred in connection with the above-described activities during 2004 and 2003 are included in the income statement caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	For the Years Ended December 31
	2004	2003

Equipment relocation and disposal costs	$2,671	$1,335
Accelerated depreciation	2,411	—
Employee severance and termination benefits	3,027	932
Other associated costs	872	622

	$8,981	$2,889

     The liability for severance and termination benefits totaled $10 at December 31, 2003. During 2004, expense of $3,017 was recorded and payments totaling $2,362 were disbursed resulting in a liability for severance and termination benefits of $665 at December 31, 2004. The liability accrued at December 31, 2004 is expected to be paid in 2005.

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

	For the Years Ended December 31
	2004	2003

Cost of sales	$8,781	$2,027
Selling and distribution expenses	6,499	1,455

	$15,280	$3,482

     The total costs associated with the above-described restructuring activities are expected to range from $55,000 to $60,000 through 2009. Costs incurred through December 31, 2004 total $30,632.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

Q. Accrued Liabilities

     Accrued liabilities consist of the following:

	December 31
	2004	2003

Advertising, promotions and allowances	$14,288	$12,523
Payroll	4,214	6,318
Interest	3,552	3,120
Deferred incentive compensation (see Note I)	—	1,851
Net option contract obligation liabilities	167	—
Other	5,656	6,302

Total	$27,877	$30,114

R. Other Long-term Obligations

     Other long-term obligations are comprised of the following:

	December 31
	2004	2003

Accrued employee retirement benefits	$9,719	$13,336
Minimum pension liability	23,651	20,924
Deferred incentive compensation (see Note I)	—	4,540
Other	550	800

Total	$33,920	$39,600

S. Other Income (Expense), Net

     Other income (expense), net is comprised of the following:

	For the Years Ended December 31
	2004	2003	2002

Accounts receivable securitization expense	$(1,259)	$(695)	$(607)
Miscellaneous income (expense), net	(150)	680	931

Total	$(1,409)	$(15)	$324

     During 2003 the Company settled a shareholder’s derivative action which was filed in the United States District Court for the Western District of Pennsylvania entitled Elizabeth Werner, et al v. Eric J. Werner, et al (Civil Action 98-503). In exchange for the dismissal with prejudice of the lawsuit and the full release of claims, the plaintiffs received 100 shares of Class B common stock issued by the Company and 100 shares of Class B common stock transferred to the plaintiffs by the individual defendants. In connection with the settlement a charge was recorded relating to the issuance of 100 shares of Class B common stock in the fourth quarter of 2003.

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

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

     Following is condensed consolidated financial information for the Parent Company, the Issuer, the Guarantor Subsidiaries and Werner Funding Corporation (the “Non-Guarantor Subsidiary”). Separate financial statements of the Issuer and the Guarantor Subsidiaries are not required to be presented under Rule 3-10 of Regulation S-X and they would not provide additional information that is material to investors. Further, the Issuer has no substantial operations or assets, other than its investment in its subsidiaries.

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

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

December 31, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$572	$23,981	$—	$24,553
Inventories, net	—	—	63,254	—	—	63,254
Other current assets	725	(4,812)	53,206	396	—	49,515

Total current assets	725	(4,812)	117,032	24,377	—	137,322
Property, plant and equipment, net	—	1	114,454	—	—	114,455
Investment in subsidiaries	(198,532)	(112,381)	6,868	—	304,045	—
Other assets	—	10,389	21,392	—	—	31,781

Total Assets	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$26,053	$49,400	$41	$—	$75,494
Intercompany payable (receivable)	(17,628)	(227,330)	227,490	17,468	—	—

Total current liabilities	(17,628)	(201,277)	276,890	17,509	—	75,494
Long-term debt	—	293,006	17,918	—	—	310,924
Other long-term liabilities	—	—	77,319	—	—	77,319
Convertible preferred stock	77,733	—	—	—	—	77,733
Total equity (deficit)	(257,912)	(198,532)	(112,381)	6,868	304,045	(257,912)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

December 31, 2003
Assets
Current assets:
Accounts receivable	$—	$—	$—	$59,113	$—	$59,113
Inventories, net	—	—	55,692	—	—	55,692
Other current assets	79	115	14,911	195	—	15,300

Total current assets	79	115	70,603	59,308	—	130,105
Property, plant and equipment, net	—	1	110,240	—	—	110,241
Investment in subsidiaries	(182,600)	(103,428)	7,621	—	278,407	—
Other assets	—	11,954	26,314	—	—	38,268

Total Assets	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$(768)	$25,281	$44,361	$(216)	$—	$68,658
Intercompany payable (receivable)	(14,239)	(222,439)	184,775	51,903	—	—

Total current liabilities	(15,007)	(197,158)	229,136	51,687	—	68,658
Long-term debt	—	288,400	1,590	—	—	289,990
Other long-term liabilities	—	—	87,480	—	—	87,480
Convertible preferred stock	64,347	—	—	—	—	64,347
Total equity (deficit)	(231,861)	(182,600)	(103,428)	7,621	278,407	(231,861)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(182,521)	$(91,358)	$214,778	$59,308	$278,407	$278,614

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

For the Year Ended December 31, 2004
Net sales	$—	$—	$446,166	$—	$—	$446,166
Cost of sales	—	—	313,379	—	—	313,379

Gross profit	—	—	132,787	—	—	132,787
Selling, general and administrative expenses	—	15	114,876	—	—	114,891
Restructuring and other cost reduction initiatives	—	—	8,981	—	—	8,981

Operating (loss) profit	—	(15)	8,930	—	—	8,915
Other income (expense), net	(12,481)	(6,431)	(3,085)	1,705	18,883	(1,409)
Interest income (expense)	1,073	(9,867)	(13,585)	(2,863)	—	(25,242)

Income (loss) before income taxes (benefit)	(11,408)	(16,313)	(7,740)	(1,158)	18,883	(17,736)
Income taxes (benefit)	478	(3,758)	(2,165)	(405)	—	(5,850)

Net income	$(11,886)	$(12,555)	$(5,575)	$(753)	$18,883	$(11,886)

For the Year Ended December 31, 2003
Net sales	$—	$—	$501,106	$—	$—	$501,106
Cost of sales	—	—	320,266	—	—	320,266

Gross profit	—	—	180,840	—	—	180,840
Selling, general and administrative expenses	—	14	118,450	—	—	118,464
Recapitalization expense	—	—	11,499	—	—	11,499
Restructuring and other cost reduction initiatives	—	—	2,889	—	—	2,889

Operating (loss) profit	—	(14)	48,002	—	—	47,988
Other income (expense), net	15,677	18,875	(1,992)	2,614	(35,189)	(15)
Interest income (expense)	898	(5,479)	(17,159)	(2,667)	—	(24,407)

Income (loss) before income taxes (benefit)	16,575	13,382	28,851	(53)	(35,189)	23,566
Income taxes (benefit)	415	(2,193)	9,203	(19)	—	7,406

Net income	$16,160	$15,575	$19,648	$(34)	$(35,189)	$16,160

For the Year Ended December 31, 2002
Net sales	$—	$—	$520,404	$—	$—	$520,404
Cost of sales	—	—	343,795	—	—	343,795

Gross profit	—	—	176,609	—	—	176,609
Selling, general and administrative expenses	4	5	111,973	—	—	111,982

Operating (loss) profit	(4)	(5)	64,636	—	—	64,627
Other income (expense), net	26,988	28,581	(2,465)	3,115	(55,895)	324
Interest income (expense)	831	(2,796)	(16,517)	(2,990)	—	(21,472)

Income (loss) before income taxes (benefit)	27,815	25,780	45,654	125	(55,895)	43,479
Income taxes (benefit)	387	(1,103)	16,723	44	—	16,051

Net income	$27,428	$26,883	$28,931	$81	$(55,895)	$27,428

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated

For the Year Ended December 31, 2004
Net cash from operating activities	$791	$(3,525)	$30,048	$(1)	$27,313
Net cash from investing activities	(3,389)	(4,833)	101	—	(8,121)
Net cash from financing activities	2,598	8,358	(2,782)	—	8,174

Net increase (decrease) in cash and cash equivalents	—	—	27,367	(1)	27,366
Cash and cash equivalents at beginning of year	1	2	9,588	3	9,594

Cash and cash equivalents at end of year	$1	$2	$36,955	$2	$36,960

For the Year Ended December 31, 2003
Net cash from operating activities	$5,847	$(1,733)	$27,668	$1	$31,783
Net cash from investing activities	(2,764)	10,671	(17,319)	—	(9,412)
Net cash from financing activities	(3,082)	(8,937)	(43,919)	—	(55,938)

Net increase (decrease) in cash and cash equivalents	1	1	(33,570)	1	(33,567)
Cash and cash equivalents at beginning of year	—	1	43,158	2	43,161

Cash and cash equivalents at end of year	$1	$2	$9,588	$3	$9,594

For the Year Ended December 31, 2002
Net cash from operating activities	$675	$(2,213)	$43,303	$(2)	$41,763
Net cash from investing activities	(557)	18,535	(29,822)	—	(11,844)
Net cash from financing activities	(118)	(16,325)	(788)	—	(17,231)

Net increase (decrease) in cash and cash equivalents	—	(3)	12,693	(2)	12,688
Cash and cash equivalents at beginning of year	—	4	30,465	4	30,473

Cash and cash equivalents at end of year	$—	$1	$43,158	$2	$43,161

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

U. Subsequent Events

     Financing Subsequent to December 31, 2004

     On May 10, 2005 the Company executed a $100,000 Senior Secured Second Lien Credit Facility (“Second Lien Facility”) and realized net proceeds of $94,500. Net proceeds of $91,700 were used to repay amounts outstanding under the Company’s existing First Lien Senior Credit Facility (“First Lien Facility” and referred to as the “Senior Credit Facility” in Note E) and the remaining cash of $2,800 was retained for general corporate purposes. The First Lien Facility debt repaid included prepayment of $65,000 of the existing First Lien Term Loan, reducing the balance currently outstanding to $90,000, and repayment of the total amount outstanding of $26,700 under the First Lien Revolving Credit Facility. The Second Lien Facility is scheduled to mature on the earlier of December 11, 2009, or May 15, 2007 if the Company’s 10% Senior Subordinated Notes are not refinanced, prior to that date, to a date later than June 11, 2010.

     The amount outstanding under the Second Lien Facility will bear interest based on management’s selection of a fluctuating rate option that includes: (i) LIBOR plus an interest margin of 10.00% or (ii) an alternate base rate plus an interest margin of 9.00%. In either case, 1.50% of the interest payable will be capitalized as additional loans under the Second Lien Facility. The alternate base rate is defined as the higher of the prime rate or the Federal Funds rate plus 0.50%. The Second Lien Facility is secured by all of the assets of the Company and its subsidiaries consistent with those securing the First Lien Facility, and will be guaranteed by each guarantor under the First Lien Facility. The liens securing the Second Lien Facility will be second in priority to the liens securing the First Lien Facility and the Accounts Receivables Financing Facility (see below).

     The financial covenants of the Second Lien Senior Credit Facility include a maximum ratio of total secured indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. Covenants of the Second Lien Facility are substantially similar to those of the Company’s existing Senior Credit Facility as amended (see below).

     Amendment of the First Lien Senior Credit Facility Subsequent to December 31, 2004

     Effective as of March 31, 2005 an agreement related to the First Lien Facility was executed to, among other things, waive the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005 and to defer the requirement to provide audited financial statements for the year ended December 31, 2004 until May 10, 2005.

     Effective as of May 10, 2005 the First Lien Facility was amended in conjunction with the execution of the Second Lien Facility described above to, among other things, eliminate the requirement to comply with previously existing debt leverage and cash interest coverage ratios and to initiate new financial covenant requirements. Each calendar quarter beginning June 30, 2005 through December 31, 2007 certain minimum EBITDA levels must be attained and certain maximum ratios must be satisfied, including total secured indebtedness to EBITDA and total first lien secured indebtedness to EBITDA. In addition, the determination of the amount of net proceeds from asset sales that must be applied to prepay the First Lien Term Loan was modified to require 50% of the first $40,000 of net proceeds and all net proceeds in excess of $40,000 be applied to reduce the First Lien Term Loan. The amendment also permanently waived the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005. The amendment provides for an increase of 0.50% in the annual rate charged on the Term Loan and Revolving Credit Facility borrowings.

     Commitment for Accounts Receivable Financing Facility Obtained Subsequent to December 31, 2004

     Effective April 29, 2005, the Company and Werner Funding Corporation (“Funding”, the Company’s wholly-owned special purpose bankruptcy-remote entity) obtained a commitment for an Accounts Receivable Financing Facility (“Receivables Facility”) with a financial institution that will provide a maximum $50,000 revolving line of credit based on a borrowing base calculation. The amount available will be determined weekly and will be based on 82% of the Company’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Facility will expire on the earlier of

Werner Holding Co. (PA), Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Dollars in Thousands, except Share Amounts)

May 31, 2009 or upon the expiration of the First Lien Facility. Funding will acquire all of the Company’s trade receivables on a daily basis. The purchases by Funding will be financed through the sale of a variable percentage ownership interest in such receivables to the financial institution or institutions acceptable to it. The Company has agreed to continue servicing the sold receivables for the financial institution; therefore, no servicing asset or liability will be recorded. The Receivables Facility will be collateralized by the assets of Funding.

     Fees on advances under the Receivables Facility will be determined based on management’s selection of an available fluctuating rate option that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the Receivables Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Facility is terminated by the Company prior to the lapse of one and two years, respectively.

     Proceeds upon executing the Receivables Facility will be used to repurchase the total outstanding interest of $30,900 under the existing Receivables Purchase Agreement (see Note F) and to pay fees and expenses incurred in connection with the execution of the Receivables Facility. The Receivables Purchase Agreement will be terminated in conjunction with the execution of the Receivables Facility.

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

(b)	Changes in Internal Control over Financial Reporting

     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

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

Name	Age	Position(s)
Donald M. Werner	71	Chairman of the Board of Directors
Steven R. Richman	44	President and Chief Executive Officer, Director (1)
Dennis G. Heiner	61	President and Chief Executive Officer, Director (2)
Steven R. Bentson	55	Vice President, Manufacturing
John J. Fiumefreddo	50	Senior Vice President, Product Development (3)
Larry V. Friend	58	Vice President, Chief Financial Officer and Treasurer
Edward W. Gericke	47	Senior Vice President, Sales
Peter R. O’Coin	57	Senior Vice President, Operations (4)
John M. Remmers	43	Senior Vice President, Product Marketing and Development (5)
Eric J. Werner	42	Vice President, Secretary and General Counsel, Director
James F. Hardymon	70	Director
Peter J. Nolan	46	Director
Dana R. Snyder	58	Director (6)
Christopher J. Stadler	40	Director
Thomas J. Sullivan	42	Director
Michael S. Wong	33	Director

(1)	Mr. Richman was appointed President, Chief Executive Officer and a Director of the Company effective January 4, 2005.

(2)	Mr. Heiner left the Company effective October 29, 2004. He continued to serve as a Director of the Company through December 31, 2004.

(3)	Mr. Fuimefreddo resigned effective January 7, 2005.

(4)	Mr. O’Coin resigned effective March 31, 2005.

(5)	Mr. Remmers was appointed Senior Vice President, Product Marketing and Development effective March 14, 2005.

(6)	In addition to his responsibilities as director, Mr. Snyder served as Interim President and Chief Executive Officer during the period September 27, 2004 through January 4, 2005 and continued to serve in a consulting capacity during the transition period resulting from the appointment of Mr. Richman as President and Chief Executive Officer through January 31, 2005.

     Donald M. Werner served as President and Chief Executive Officer of Holding (PA) from May 1997 until his retirement in January 2000. From 1995 to 1997, Mr. Werner was President of Werner Ladder Co. Prior to 1995, Mr. Werner served in various positions with the Company including Sales Manager, Vice President-Marketing and Senior Vice President-Corporate Sales and Marketing. Mr. Werner also holds various directorships at subsidiaries of Holding (PA). Mr. Werner served as Chairman of the American Hardware Manufacturers Association and served on the boards of directors of the Scaffolding Industry Association and the Hardware Group Association. Mr. Werner is the father of Eric J. Werner.

     Steven P. Richman, was appointed President and Chief Executive Officer of the Company effective January 4, 2005. Prior to joining the Company, Mr. Richman was the President and General Manager of the Skil and Bosch Power Tools business units of the Robert Bosch Tool Corporation since 2001. From 1998 to 2001, Mr. Richman was the Senior Vice President Sales and Marketing of Skil and Bosch Power Tools. Prior to his tenure with Bosch, Mr. Richman was Vice President Sales and Marketing of Murray Inc., a worldwide outdoor power equipment manufacturer. Mr. Richman was also appointed to serve in various director and officer positions with subsidiaries of Werner Holding Co. (PA), Inc. effective January 4, 2005.

     Dennis G. Heiner served as President and Chief Executive Officer of Holding (PA) beginning January 1, 2000 and Holding (DE) and Werner beginning June 1999. Effective on October 29, 2004 he left the Company but continued to serve as a director of the Company until December 31, 2004. Prior to joining the Company, Mr. Heiner served as Executive Vice President of Black & Decker Corporation since 1989 and was its President-Hardware & Building Products Group Worldwide from 1998 to 1999. Mr. Heiner was President-Security Hardware Worldwide from 1992 to 1998, President-Household Products Worldwide from 1986 to 1992 and Group Vice President-U.S. Household Products from 1985 to 1986. Prior to Black & Decker, Mr. Heiner served as Division President for Beatrice Companies Inc. Window Coverings Division and as Vice President-Finance and then President for their Del Mar Window Coverings Division. Mr. Heiner held various directorships and officerships at subsidiaries of Holding (PA) through December 31, 2004. He currently is a director of Franklin Covey Co.

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

     John J. Fiumefreddo was appointed Senior Vice President, Product Development in May 2003. He resigned from the Company effective January 7, 2005. He joined the Company as Vice President, Engineering and New Product Development in July 2002. Prior to joining the Company, Mr. Fiumefreddo was employed at Black & Decker from 1997 through 2002 where he held the positions of Vice President-Engineering, Vice President-Product Planning & Development and Vice President-Strategic Manufacturing Operations. From 1987 through 1997, Mr. Fiumefreddo was Director of Engineering with Kohler Co.

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

     Peter R. O’Coin was appointed Senior Vice President, Operations in March 2002. Mr. O’Coin resigned from the Company effective on March 31, 2005. Prior to his resignation, Mr. O’Coin held various officerships at subsidiaries of Holding (PA). Prior to joining the Company, he was President and Chief Executive Officer of West American Rubber Company from 2000 to 2001. From 1993 to 1999, Mr. O’Coin was Vice President, Manufacturing of Kwikset Corporation, a division of Black & Decker. Prior to that, Mr. O’Coin held various positions at General Electric Company, the most recent of which was General Manager of General Electric Lighting.

     John M. Remmers was appointed Senior Vice President, Product Marketing and Development on March 14, 2005. Prior to joining the Company, Mr. Remmers was employed by the Robert Bosch Tool Corporation for 12 years where he held multiple positions, the most recent of which was Senior Vice President of New Product Development. Prior to his employment with Bosch, Mr. Remmers held management positions with Inland Steel Industries, Inc., General Electric Company, Ford Motor Company and Motorola, Inc.

     Eric J. Werner joined the Company in 1988 as Secretary and Corporate Counsel. He has served as Vice President of the Company since 1999 and General Counsel of the Company since 1993. In April 2004, Mr. Werner was elected a director of Holding (PA). Mr. Werner also holds various officerships at subsidiaries of Holding (PA). Prior to joining the Company, Mr. Werner was an associate at the law firm of O’Connor, Broude, Snyder and Aronson. Mr. Werner was elected to the Company’s board effective April 7, 2004. He also holds various directorships and officerships at subsidiaries of Holding (PA). Mr. Werner is the son of Donald M. Werner.

     James F. Hardymon became a director of Holding (PA) in May 2001. Mr. Hardymon was an executive with Textron, Inc. for ten years and retired as Chairman and Chief Executive Officer in 1999. Prior to that, Mr. Hardymon was employed by Emerson Electric Company for 28 years and held various positions including Vice Chairman, Chief Operating Officer, President and director. Mr. Hardymon is a director of Air Products and Chemicals, Inc., Lexmark International, Inc., Circuit City Stores, Inc., Schneider Electric, S.A., American Standard Companies, Inc. and Championship Auto Racing Teams, Inc. Mr. Hardymon is a member of the advisory boards of Investcorp and Proudfoot Consulting Company.

     Peter J. Nolan became a director of Holding (PA) in June 2003. Mr. Nolan is a managing partner of Leonard Green & Partners, L.P. since 1997. Mr. Nolan is also a manager of GEI Capital IV, LLC, an affiliate of Leonard Green & Partners, L.P. Prior to joining Leonard Green & Partners, L.P., Mr. Nolan was a Managing Director and Co-Head of Donaldson, Lufkin & Jenrette’s Los Angeles Investment Banking Division, which he joined in 1990. Prior to 1990, Mr. Nolan was a First Vice President in corporate finance at Drexel Burnham Lambert from 1986 to 1990, a Vice President at Prudential Securities, Inc. from 1982 to 1986, and an Associate at Manufacturers Hanover Trust. Mr. Nolan is a director of FTD, Inc., Activision, Inc. and Liberty Group Publishing, Inc.

     Dana R. Snyder has served as a director of Holding (PA) since May 2002. He also served as the Company’s Interim President and Chief Executive Officer from September 21, 2004 through January 4, 2005. Mr. Snyder was an executive with Ply Gem Industries, Inc. for two years and retired as President, Chief Operating Officer and director in 1997. Prior to that, Mr. Snyder was employed for six years by The Stolle Corporation, a subsidiary of Alcoa Inc., and held various positions including President of Alcoa Construction Products Group. From 1986 to 1989 Mr. Snyder served as President of the wood products group of Kusan, Inc.

     Christopher J. Stadler has served as director of Holding (PA) since November 1997. He has been an executive of Investcorp or one or more of its wholly-owned subsidiaries since April 1996 and is a member of

Investorp’s steering committee. Prior to joining Investcorp, Mr. Stadler was a director with CS First Boston Corporation. Mr. Stadler is a director of US Unwired, Inc. and Saks Incorporated.

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

Code of Ethics

     The Company has adopted a code of ethics that applies to each of the Company’s executive officers, senior finance personnel and directors. The Company will provide to any person, without charge, upon written request to the Company’s General Counsel, a copy of the Company’s code of ethics that applies to the above mentioned officers and employees.

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

					Long-Term
					Compensation
						Securities
					Deferred	Underlying
Name and Principal				Other Annual	Stock	Options/SARS
Positions	Year	Salary	Bonus	Compensation	Units ($)	(shares)

Steven P. Richman (1) President, Chief Executive Officer

Dennis G. Heiner (2)	2004	$454,808	$—	$1,690,934	$—	—
President, Chief	2003	571,154	—	1,685,960	—	—
Executive Officer	2002	543,265	715,000	470,012	—	—

Steven R. Bentson (3)	2004	266,827	—	20,723	—	—
Vice President,	2003	259,615	—	351,719	—	—
Manufacturing	2002	243,269	225,000	21,791	—	—

Larry V. Friend (4)	2004	220,000	—	23,268	—	—
Vice President,	2003	228,462	—	402,412	—	—
Chief Financial Officer	2002	217,307	190,000	27,399	—	—
and Treasurer

Edward W. Gericke (5)	2004	220,000	—	23,159	—	—
Senior Vice President,	2003	228,462	—	441,992	—	—
Sales	2002	214,615	170,000	12,882	—	—

Peter R. O’Coin (6)	2004	291,827	—	34,358	—	—
Senior Vice President,	2003	285,577	—	454,425	—	—
Operations	2002	218,320	230,000	77,853	—	450

(1)	Mr. Richman was appointed President and Chief Executive Officer of the Company effective January 4, 2005.

(2)	Mr. Heiner left the Company effective October 29, 2004 but continued to serve as a director of the Company until December 31, 2004. The amount shown for Mr. Heiner under Other Annual Compensation reflects payments of $10,102, $14,087 and $8,734 in respect of life insurance premiums paid by the Company in 2004, 2003 and 2002, respectively, $19,038, $28,694 and $27,163 in respect of Company contributions made under the 401(k) Plan in 2004, 2003 and 2002, respectively, $7,695, and $8,391 of imputed income arising from the personal use of a Company provided automobile in 2003 and 2002, respectively, payments of $4,559 and $2,732 in respect of medical examination costs paid by the Company in 2004 and 2003, respectively, retention incentive compensation as set forth in his employment contract of $236,377, $440,551 and $425,724 in 2004, 2003 and 2002, respectively, $122,809 and $71,633 of interest earned in 2004 and 2003, respectively, on the balance of the deferred compensation dollar account, $1,050,000 severance payment paid in 2004 upon Mr. Heiner’s separation pursuant to an employment agreement, $156,773 paid in 2004 upon separation pursuant to a cash bonus agreement dated May 20, 2003, $78,919 representing the fair market value of Class C Common Stock distributed in 2004 upon Mr. Heiner’s separation pursuant to the Werner Co. Deferred Stock Plan, $31,395 relating to the fair value of a Company provided vehicle and a personal computer provided in 2004 upon separation, $870,568 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization. Note that the balance of retention incentive compensation and the deferred compensation dollar account was paid during 2004 upon Mr. Heiner’s separation.

(3)	The amount shown for Mr. Bentson under Other Annual Compensation reflects payments of $1,470 and $1,350 in respect of life insurance premiums paid by the Company in 2003 and 2002, respectively, $14,350, $15,192 and $14,159 in respect of Company contributions made under the 401(k) Plan in 2004, 2003 and 2002, respectively, $6,373, $6,373 and $6,282 of imputed income arising from the personal use of a Company provided automobile in 2004, 2003 and 2002, respectively, $2,700 for moving expenses in 2001, $78,684 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(4)	The amount shown for Mr. Friend under Other Annual Compensation reflects payments of $2,679 and $2,525 in respect of life insurance premiums paid by the Company in 2003 and 2002, respectively, $14,350, $15,477 and $14,494 in respect of Company contributions made under the 401(k) Plan in 2004, 2003 and 2002, respectively, and $6,938, $6,938 and $10,380 of imputed income arising from the personal use of a Company provided automobile in 2004, 2003 and 2002, respectively, $1,980 in respect of medical examination costs paid by the Company in 2004, $127,318 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(5)	The amount shown for Mr. Gericke under Other Annual Compensation reflects payments of $729 and $672 in respect of life insurance premiums paid by the Company in 2003 and 2002, respectively, $11,104, $11,846 and $11,046 in respect of Company contributions made under the 401(k) Plan in 2003, 2002 and 2001, respectively, $613, $917 and $1,164 of imputed income arising from the personal use of a Company provided automobile in 2004, 2003 and 2002, respectively, $11,442 and $11,442 for financial planning services in 2004 and 2003, respectively, $167,058 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

(6)	Mr. O’Coin resigned from the Company effective March 31, 2005. The amount shown for Mr. O’Coin under Other Annual Compensation reflects payments of $3,545 and $2,659 in respect of life insurance premiums paid by the Company in 2003 and 2002, respectively, $14,350, $19,055 and $11,906 in respect of Company contributions made under the 401(k) Plan in 2004, 2003 and 2002, respectively, $6,125, $5,863 and $7,004 of imputed income arising from the personal use of a Company provided automobile in 2004, 2003 and 2002, respectively, payments of $3,206 and $2,452 in respect of medical examination costs paid by the Company in 2004 and 2003, respectively, $24,152 and $56,284 for moving expenses in 2003 and 2002, respectively, $11,587 for financial planning services in 2003, $137,771 in consideration for cancellation of certain vested options in 2003 in connection with the Recapitalization and $250,000 transaction bonus in 2003 upon consummation of the Recapitalization.

Employment Arrangements

     The Company has entered into employment agreements with certain officers and employees including each of the Named Executive Officers. The employment agreements for the Named Executive Officers are collectively referred to as the “Employment Agreements.” The Employment Agreements provide for an initial base annual salary in the following amounts: $525,000 for Dennis G. Heiner, $225,000 for Steven R. Bentson, $160,000 for Larry V. Friend, $200,000 for Edward W. Gericke, and $275,000 for Peter R. O’Coin. Thereafter, base salaries are subject to annual reviews. In addition to such executive’s salary, the Employment Agreements also provide for an annual bonus payment up to a maximum of 100% of annual salary for Dennis G. Heiner, 60% of annual salary for Steven R. Bentson, 40% of annual salary for Larry V. Friend, 60% of annual salary for Edward W. Gericke, and 65% for Peter R. O’Coin. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the Employment Agreements. The

Employment Agreements further provide for an additional cash bonus payable at the discretion of the Company’s Board of Directors. The employment agreement for Dennis G. Heiner also provides for retention incentive compensation each year up to an additional $360,000, plus interest on amounts unpaid, contingent upon Mr. Heiner remaining in the employ of the Company until the fifth anniversary of his commencement date. During 2004 the fifth anniversary of his commencement date occurred and retention incentive compensation plus interest totaling $2,076,411 was paid. Under the Employment Agreements, Holding (PA) may only terminate such executives’ employment, without obligation for severance, for cause. Except with respect to Dennis G. Heiner, if an executive’s employment is terminated without cause or if an executive terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months’ base salary in effect at the time of such separation, and the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment, and (ii) continue such executive’s employee benefits for 12 months 24 months or until Mr. Heiner receives similar benefits from subsequent employment whichever occurs earlier. The Employment Agreements define “cause” as conviction of embezzlement or other felony involving fraud with respect to performance of duties and, subject to notice and opportunity to cure, willful engagement in gross misconduct concerning duties. “Good reason” is defined as a reduction in salary, bonus opportunities or employee benefits from the level in effect as of the commencement date of the respective employment contract, adverse changes in duties and forced relocation. Mr. Heiner was paid a lump sum of $1,050,000 in 2004 in connection with his separation from the Company. This payment is listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table for Mr. Heiner. In addition, employee benefits will continue for a maximum of 24 months subsequent to his termination date as provided by the employment agreement.

     The Company has entered into an employment agreement with Mr. Steven P. Richman effective upon his appointment as President and Chief Executive Officer of the Company on January 4, 2005. The employment agreement provides for a base annual salary of $400,000. In addition to such executive’s salary, the employment agreement also provides for an annual bonus payment up to a maximum of 75% of annual salary. This bonus is reduced, within a range of board discretion, to the extent that the Company falls short of EBITDA targets specified in the employment agreement. The employment agreement further provides for an additional cash bonus payable at the discretion of the Company’s Board of Directors. The employment agreement also provides for the potential to earn up to $5,000,000 total long-term performance compensation. Long-term performance compensation of $1,000,000 will be vested pro-rata equally over five years. Vesting is accelerated in the event of a change in majority ownership of the Company or upon the termination of Mr. Richman without cause. Long-term performance compensation of $3,000,000 will be vested pro-rata equally over five years upon achievement of annual performance based targets determined by the Company’s Board of Directors. Vesting is accelerated in the event of a change in majority ownership of the Company, performance significantly above agreed upon targets or upon the termination of Mr. Richman without cause. Long-term performance compensation of $1,000,000 will be vested upon closing of a transaction involving a change in the majority ownership of the Company. Under the employment agreement, Werner Co. may only terminate Mr. Richman’s employment, without obligation to accelerate vesting or for severance if the termination is due to “cause.” If Mr. Richman’s employment is terminated without cause or if Mr. Richman terminates his employment for good reason, the Company must (i) pay such executive a lump sum equal to 12 months’ base salary, (ii) pay the most recent annual bonus paid (or earned but not yet paid) prior to termination of employment and (iii) if termination date is after June 30, pay the bonus that the executive earned but did not yet receive for such year, pro-rated for the period such executive worked.

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

Cash Bonus Agreements

     In connection with the Recapitalization, certain officers and employees of the Company, including each of the Named Executive Officers, entered into agreements which provides for the right to receive specified cash bonus amounts if the Company’s annual Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), as defined, exceeds stated targets for years 2003, 2004 and 2005. The payment of the cash bonus would occur upon the earlier of a change in economic beneficial ownership of the Company of greater than 50%

or upon an Initial Public Offering becoming effective. The agreements will terminate and the Company will have no obligation to pay on the earlier of December 31, 2008 or upon the termination of employment. The agreement entered into with Dennis G. Heiner was modified to provide for payment of a lump sum of $156,773 in 2004 upon his separation from service. This payment is listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table for Mr. Heiner.

Management Stock Incentive Plan

     In November 1997, Holding (PA) adopted a stock incentive plan, pursuant to which options to purchase Class C Common Stock may be granted to employees and directors of the Company. From December 1998 through June 2004 the Company issued options to certain members of senior management, including certain of the Named Executive Officers. Awards granted under the plan to employees include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events, including any change of control of Holding (PA). Each option is subject to certain vesting provisions. To the extent not earlier vested or terminated, all options will vest on the seventh anniversary of the date of grant and will expire 30 days thereafter if not exercised. Upon the termination of an optionee’s employment with the Company, Holding (PA) has certain rights to repurchase, and the optionee has certain rights to require an affiliate of Investcorp to repurchase (subject to the right, granted to Holding (PA), to repurchase such shares instead of the Investcorp affiliate), the Class C Common Stock purchased by the optionee pursuant to the exercise of his option(s).

Option/SAR Grants in Last Fiscal Year

	Number of	% of total
	Securities	Options/SARs
	Underlying	Granted to			Grant
	Option/SAR	Employees	Exercise	Expiration	Date
Name	Granted	in Fiscal Year	Price	Date	Value (1)

Steven R. Bentson	250	8.1%	$500.00	July 1, 2011	$—
Larry V. Friend	250	8.1%	$500.00	July 1, 2011	$—
Edward W. Gericke	250	8.1%	$500.00	July 1, 2011	$—
Peter R. O’Coin	250	8.1%	$500.00	July 1, 2011	$—

     (1) For purposes of fair market value disclosures, the fair market value of an option grant is determined using the Black-Scholes option pricing model.

Aggregated Option/SAR Exercises in Last Fiscal Year
and Fiscal Year End Options/SAR Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised in-
	Shares		Options/SARs		the-Money Options/SARs
	Acquired on	Value	at Fiscal Year End		at Fiscal Year End ($)
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Dennis G. Heiner	—	—	—	—	$—	$—
Steven R. Bentson	—	—	48	250	—	—
Larry V. Friend	—	—	77	250	—	—
Edward W. Gericke	—	—	101	250	—	—
Peter R. O’Coin	—	—	109	250	—	—

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

Stock Loan Plan

     In November 1997, Holding (PA) adopted a Stock Loan Plan in order to make loans to certain members of management entering into stock purchase agreements (the “Loan Participants”). Loans made pursuant to the Stock Loan Plan mature in seven years, and bear interest at the Company’s effective borrowing rate which is comparable to the rates under the Revolving Facility of the Senior Credit Facility and the Receivables Purchase Agreement. Holding (PA) negotiates with each Loan Participant the amount of principal to be paid from such Loan Participant’s annual bonus. The Stock Loan Plan requires each Loan Participant to enter into a pledge agreement and to execute a secured promissory note. No shares were purchased under the Stock Loan Plan in either 2003 or 2004.

     In connection with the Recapitalization, 39.6646% of shares issued pursuant to the management stock purchase agreements were redeemed during 2003 and the associated stock loans provided under the Stock Loan Plan aggregating $887,000 were repaid.

     The balance of Mr. Heiner’s Stock Loan Plan was repaid in 2004 in conjunction with his separation from the Company.

Deferred Stock Plan

     Effective August 1999, the Company adopted the Werner Co. Deferred Stock Plan (the “Deferred Stock Plan”). The Deferred Stock Plan is administered by a committee of the Board of Directors of the Company (the “Committee”). Pursuant to the Deferred Stock Plan, Dennis G. Heiner (the “Participant”) was given the opportunity on or before December 31 of each year to make an irrevocable election to defer all or part of his salary and/or bonus for the next year subject to the approval of the Committee. If the Participant makes, and the Committee approves, such an election, the Committee shall grant to the Participant Stock Units (as hereinafter defined) determined by dividing the portion of the Participant’s deferred salary and/or bonus by the fair market value of a share of Class C Common Stock as of the applicable pay date. Under the Deferred Stock Plan, the Participant is entitled to receive Stock Units which are defined as non-voting units of measurement which are deemed for recordkeeping purposes to be equivalent to shares of Class C Common Stock, such that, one Stock Unit is equal to one outstanding share of the Company’s Class C Common Stock. Distribution of benefits under the Deferred Stock Plan shall be made to the Participant on the first business day of the first month following his termination of service, or immediately upon a change in control, and shall be made in an equivalent whole number of shares of Class C Common Stock. The Company has certain rights to repurchase the shares of Class C Common Stock distributed to the Participant upon the cessation of his employment or upon a sale or initial public offering of the Company as defined in the Deferred Stock Plan. Under the Deferred Stock Plan as of December 31, 1999, Mr. Heiner has earned 275 Stock Units from salary and bonus compensation. In addition, Mr. Heiner received 1,033 Stock Units pursuant to his employment agreement. Such Stock Units vested over a three-year period from the date of his employment through June 15, 2002 and the Company recognized the related compensation expense over the three-year vesting period which ended in 2002.

     In connection with the Recapitalization, the Deferred Stock Plan was amended and restated effective as of May 2003 (the “Amended Deferred Stock Plan”). The Amended Deferred Stock Plan provided for cancellation of 518.813 Stock Units and the establishment of a deferred compensation dollar account with an initial value of $2,557,572. The initial value represents $4,929.66 for each Stock Unit cancelled. The deferred compensation dollar account is fully vested and interest is credited on the amount unpaid. Interest totaling $122,809 and $71,633 was credited during 2004 and 2003, respectively, and is listed in the column entitled, “Other Annual Compensation” in the Summary Compensation Table for Mr. Heiner.

     In connection with Mr. Heiner’s separation from the Company, the distribution of the balance of the deferred compensation dollar account, including accrued interest, totaling $2,752,014 was made in 2004. In addition, the remaining Stock Units totaling 789.187 were converted into Class C Common Stock on November 1, 2004. All such shares shall continue to be subject to certain terms and conditions set forth in the Deferred

Stock Plan including limitations on transfer of ownership. In addition, 623.2647 of such shares shall continue to be subject to certain repurchase and put rights.

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
Compensation Committee Interlocks and Insider Participation

     The full Board of Directors of Werner determines the compensation for management of Werner. Dennis G. Heiner was a member of the Board of Directors of Werner through December 31, 2004. Eric J. Werner is a member of the Board of Directors. The compensation for the Named Executive Officers is determined under each such officer’s employment agreement.

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

     The Class A Common Stock, Class B Common Stock, Class D Common Stock and the Series A Preferred Stock are the only classes of Holding (PA)’s capital stock that have the power to vote. The Class A Common Stock and Class B Common Stock each possess the right to one vote per share. The Class D Common Stock possesses the right to 50.6818 votes per share. Holders of a share of Series A Preferred Stock are entitled to the number of votes per share equal to the number of shares of Common Stock issuable upon conversion of such share of Series A Preferred Stock. Investcorp and the Investcorp Investors beneficially own approximately 50% of the outstanding voting stock of Holding (PA). GEI and the GEI Investors beneficially own approximately 27% of the outstanding voting stock of Holding (PA). In addition, the Investcorp Investors own 2,326 shares of Class C Common Stock and 27,151 shares of Class E Common Stock. See “Security Ownership of Certain Beneficial Owners and Management-Shareholder Agreement.”

     The table sets forth as of December 31, 2004 (i) each person known by the Company to be the beneficial owner of more than 5% of each class of voting stock of Holding (PA), (ii) each person who is a director of Holding (PA) or Named Executive Officer of the Company who is known to beneficially own shares of voting stock of Holding (PA) and (iii) all directors of Holding (PA) and executive officers of the Company as a group. Unless otherwise indicated, each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

	Number of	Percent
	Shares (1)	of Class
Class A Voting Stock
Noel Berk-Rauch	86	7.6%
Aleena R. Shapiro (2)	66	5.9%
Howard L. Solot (3)	167	14.7%
Donald M. Werner	183	16.2%
Eric J. Werner	37	3.3%
Richard L. Werner (4)	200	17.6%
Ronald E. Werner (5)	144	12.7%
All directors and executive officers as a group, including certain of the above named persons	220	19.4%

	Number of	Percent
	Shares (1)	of Class
Class B Voting Stock
Jeffrey R. Ackerman (6)	781	5.9%
Bruce D. Werner Trust (7)	837	6.3%
Craig R. Werner Family Limited Partnership	902	6.8%
Michael E. Werner Revocable Trust (8)	898	6.8%
Donald M. Werner (9)	348	2.6%
Eric J. Werner (10)	829	6.3%
Ronald E. Werner (11)	1,120	8.5%
All directors and executive officers as a group, including certain of the above named persons	1,176	8.9%
including certain of the above named persons	1,176	8.9%

	Number of	Percent
	Shares (1)	of Class
Class D Voting Stock
INVESTCORP S.A. (12) (13)	603	100.0%
SIPCO Limited (14)	603	100.0%
CIP Limited (15) (16)	555	92.0%
Ballet Limited (15) (16)	56	9.2%
Denary Limited (15) (16)	56	9.2%
Gleam Limited (15) (16)	56	9.2%
Highlands Limited (15) (16)	56	9.2%
Noble Limited (15) (16)	56	9.2%
Outrigger Limited (15) (16)	56	9.2%
Quill Limited (15) (16)	56	9.2%
Radial Limited (15) (16)	56	9.2%
Shoreline Limited (15) (16)	56	9.2%
Zinnia Limited (15) (16)	56	9.2%
INVESTCORP Investment Equity Limited (13)	48	8.0%

	Number of	Percent
	Shares (1)	of Class
Series A Preferred Stock
Leonard Green & Partners, L.P. (17)	65,000	100.0%
Green Equity Investors III, L.P. (17)	64,120	98.6%
Werner Co. — Investment LLC (17)	880	1.4%

(1)	As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(2)	Ms. Shapiro does not directly own any stock in Holding (PA). The number of shares shown as owned are held in the name of Rauch Trust of which Aleena R. Shapiro is Trustee. Ms. Shapiro disclaims the beneficial ownership of such shares.

(3)	Includes 22 shares of Class A Stock held in the name of Mr. Solot’s spouse, Janet F. Solot.

(4)	Includes 199.74 shares of Class A Stock held in the name of Richmond Drive Enterprises, L.P., a limited partnership, the general partners of which are Mr. Werner and Lois S. Werner. Lois S. Werner is the spouse of Mr. Werner.

(5)	Includes 144.11 shares of Class A Stock held in the name of the Florence J. Werner Irrevocable Trust of which Ronald E. Werner is the trustee. Mr. Werner disclaims the beneficial ownership of such shares.

(6)	Includes 757 shares of Class B Stock held in the name of Jeffrey R. Ackerman, Successor Trustee of the Elizabeth W. Ackerman Trust dated December 18, 1967. Mr. Ackerman disclaims the beneficial ownership of such shares.

(7)	Includes 10.44 shares of Class B Stock held as joint tenant with Tammy H. Werner and 235.91 shares of Class B Stock held in the name of the Bruce D. Werner Family Limited Partnership.

(8)	Includes 108.59 shares of Class B Stock held in the name of the Laura W. Werner Revocable Trust, 62.10 shares of Class B Stock held in the name of the Jonathan C. Werner Gift Trust, 34.79 shares of Class B Stock held in the name of the Margot A. Werner Gift Trust and 62.10 shares of Class B Stock held in the name of the Stephanie N. Werner Gift Trust.

(9)	Includes 13.06 shares of Class B Stock owned with Barbara Werner as joint tenants and 53.10 shares of Class B Stock held in the name of Barbara Werner.

(10)	Includes 17.79 shares of Class B Stock owned with Melanie R. Werner as joint tenants, 165.66 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Isabelle N. Werner and 165.66 shares of Class B Stock held in the name of Melanie R. Werner, Custodian for Sophia K. Werner.

(11)	Includes 691.28 shares of Class B Stock held in the name of the Robert I. Werner Irrevocable Trust and 120.78 shares of Class B Stock held in the name of the Florence J. Werner Irrevocable Trust. Mr. Werner disclaims the beneficial ownership of all of these shares.

(12)	Investcorp does not directly own any stock in Holding (PA). The number of shares shown as owned by Investcorp includes all of the shares owned by INVESTCORP Investment Equity Limited (see (13) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see (16) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entity has granted such affiliate the authority to direct the voting and disposition of the Holding (PA) voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.

(13)	INVESTCORP Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(14)	SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company’s stock that indirectly owns a majority of Investcorp’s shares. SIPCO Limited’s address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(15)	CIP Limited (“CIP”) owns no stock in Holding (PA). CIP indirectly owns less than 0.1% of the stock in each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited (see (16) below). CIP may be deemed to share beneficial ownership of the shares of voting stock of Holding (PA) held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities’ stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Holding (PA)’s voting stock.

(16)	Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

(17)	Leonard Green & Partners, L.P. (“Leonard Green”) does not own directly any stock in Holding (PA). The numbers of shares shown as owned by Leonard Green includes all the shares owned by Green Equity Investors, L.P. and Werner Co. — Investment LLC, affiliates of Leonard Green.

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

          Effective September 27, 2004 the Company entered into a consulting services agreement under which Dana R. Snyder provided certain consulting services designated by the Company’s board of directors through January 31, 2005 including serving as the Company’s Interim President and Chief Executive Officer during the period September 27, 2004 through January 4, 2005. Mr. Snyder continued to serve in a consulting capacity during the transition period resulting from the appointment of Mr. Richman as President and Chief Executive Officer until January 31, 2005. Fees paid in connection with the agreement totaled $37,500 per month.

Item 14. Principal Accountant Fees and Services.

     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2004 and 2003 were:

	For Years Ended December 31
	2004	2003
	(Dollars in thousands)
Audit Services	$400	$383
Audit-Related Services	34	158
Tax Fees	235	216
All Other Fees (1)	74	285

Total (2)	$743	$1,042

(1)	Fees relate to provision of actuarial and associated employee benefit plan consulting services. Under the Sarbanes-Oxley Act, actuarial services subject to contracts in existence as of May 6, 2003 could continue to be provided through March 31, 2004. The Company elected to continue to receive necessary actuarial services from PwC during 2003 pursuant to an engagement letter dated March 3, 2003. Effective in October 2003, the Company retained another actuarial firm to replace PwC effective for most services provided beginning January 1, 2004. PwC actuarial services were provided during 2004 related to services permitted to be performed under the provisions of the Sarbanes-Oxley Act.

(2)	Effective November 10, 2003, the Audit Committee adopted the Audit and Non-Audit Services Pre-Approval Policy. Commencing with 2003, the Audit Committee pre-approved all the fees and services included within the scope of this policy. The Audit Committee did not utilize the de minimis exception in 2003 which allows for pre-approval of non-audit services that aggregate less than five percent of total fees paid to the independent auditor to be waived under certain circumstances.

     The Audit fees for years ended December 31, 2004 and 2003 relate to professional services rendered for the audits of the consolidated financial statements of the Company and assistance with and review of documents filed with the SEC.

     The Audit-Related fees for the years ended December 31, 2004 and 2003 include $34,000 and $45,000, respectively, for assurance and related services in connection with employee benefit plan audits required by government regulations. Audit-Related fees for the year ended December 31, 2003 include $113,000 for services provided in connection with the Recapitalization.

     The Tax fees for the years ended December 31, 2004 and 2003 were for services related to tax compliance, including the preparation of tax returns, tax planning and tax advice and assistance with tax audits and appeals.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3)	Exhibits:

Exhibit
Number	Description of Exhibit
2	Recapitalization and Stock Purchase Agreement, dated as of May 7, 2003, among Werner Holding Co. (PA), Inc., Green Equity Investors III, L.P., and certain shareholders of Werner Holding Co. (PA), Inc., including Exhibit C thereto (filed as Exhibit 99.1 to Co-Registrant’s Current Report on Form 8-K filed May 8, 2003 and incorporated herein by reference).

3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.4	Articles of Amendment of the Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.6 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.8	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

3.9	Articles of Incorporation of Werner Co. (filed as Exhibit 3.5 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.10	By-laws of Werner Co. (filed as Exhibit 3.6 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.11	Certificate of Incorporation of WIP Technologies, Inc. (filed as Exhibit 3.19 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.12	By-laws of WIP Technologies, Inc. (filed as Exhibit 3.20 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.13	Certificate of Incorporation of Werner Funding Corporation (filed as Exhibit 3.9 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
3.14	By-laws of Werner Funding Corporation (filed as Exhibit 3.10 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

3.15	Amendment to By-laws of WIP Technologies, Inc. (filed as Exhibit 3.11 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

4.1	Indenture between the Company and IBJ Schroder Bank & Trust Company, as Trustee, dated as of November 24, 1997 (filed as Exhibit 4.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.2	Form of Note (included as Exhibit B to Exhibit 4.1 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.3	Registration Rights Agreement among the Company, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman Sachs & Co. dated November 24, 1997 (filed as Exhibit 1.2 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.4	Form of Letter of Transmittal (filed as Exhibit 1.3 in Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

4.5	Supplemental Indenture dated as of June 11, 2003, by and among Werner Holding Co. (DE), Inc., The Bank of New York (as successor trustee to IBJ Schroder Bank & Trust Company) and the guarantors under the Indenture dated as of November 24, 1997 (filed as Exhibit 10.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.1	Amended and Restated Shareholder Agreement, dated as of June 11, 2003, by and among Werner Holding Co. (PA), Inc., Investcorp Investment Equity Limited, the other holders of shares of Class D Common Stock of Werner Holding Co. (PA), Inc. and the other individuals listed on the signature pages thereto (filed as Exhibit 10.11 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.2	Bonus Agreement, dated as of May 19, 2003, by and between Werner Holding Co. (PA), Inc. and Larry V. Friend (filed as Exhibit 10.21 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.3	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson (filed as Exhibit 10.22 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.4	Management Stock Incentive Plan, established by Werner Holding Co. (PA), Inc. as of November 24, 1997 (filed as Exhibit 10.4 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.5	Form of Stock Option Agreements pursuant to Stock Incentive Plan between Werner Holding Co. (PA), Inc. and certain employees (filed as Exhibit 10.5 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.6	Trust Indenture, dated as of September 1, 1990, between the County of Carroll, Kentucky, and Dai-Ichi Kangyo Trust Company (filed as Exhibit 10.6 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.7	Variable Rate Demand Industrial Building Revenue Bonds issued by the County of Carroll, Kentucky (filed as Exhibit 10.7 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.8	Lease Agreement, dated as of September 1, 1990, between County of Carroll, Kentucky, and Kentucky Ladder Company (filed as Exhibit 10.8 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.9	Employment Agreement between Werner Co. and Peter R. O’Coin (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.10	Registration Rights Agreement, dated as of June 11, 2003, by Werner Holding Co. (PA), Inc for the benefit of certain shareholders (filed as Exhibit 10.12 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.11	Werner Holding Co. (PA), Inc. 1997 Stock Loan Plan (filed as Exhibit 10.11 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.12	Credit Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc., Citigroup Global Markets Inc., as Syndication Agent, Citigroup Global Markets Inc. and J. P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank as Administrative Agent (filed as Exhibit 10.7 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.13	Form of Second Stock Option Modification Agreement (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.14	Amended and Restated Retirement Plan for Employees of Werner Holding Co. (DE), Inc. (filed as Exhibit 10.14 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15	First Amendment to the Retirement Plan for Employees of Werner Holding Co. (DE), Inc. Thereof (filed as Exhibit 10.15 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.16	Second Amendment to the Retirement Plan for Employees of Werner Holding Co. (DE), Inc. Thereof (filed as Exhibit 10.16 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.17	Amended and Restated Supplemental Pension Plan A Applicable to Key Executives of Werner Holding Co. (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.15 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.18	Amended and Restated Supplemental Pension Plan B Applicable to Elected Salaried Corporate Officers of Werner Holding Co. (DE), Inc., its Parent and Subsidiaries (filed as Exhibit 10.16 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.19	Werner Co. Short Term Variable Pay Bonus Compensation Plan (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.20	Amended and Restated Werner Holding Co. (DE), Inc. Employee Savings Plan Thereof (filed as Exhibit 10.20 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.21	Form of Management Stock Purchase Agreement between Stepup Limited, Werner Holding Co. (PA), Inc. and certain individuals (filed as Exhibit 10.19 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.22	Form of Loan and Pledge Agreement of Werner Holding Co. (PA), Inc. (filed as Exhibit 10.20 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.23	Amended and Restated Agreement for Management Advisory, Strategic Planning and Consulting Services between Werner Holding Co. (DE), Inc. and Investcorp International Inc. effective as of June 11, 2003 (filed as Exhibit 10.8 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.24	Management Services Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc. and Leonard Green & Partners, L.P. (filed as Exhibit 10.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.25	Amendment to Management Services Agreement, dated as of November 25, 2003, among Werner Holding Co. (DE), Inc. and Leonard Green & Partners, L.P. Thereof (filed as Exhibit 10.25 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.26	Employment Agreement, dated as of July 9, 2001, between Werner Co. and Steve Bentson (filed as Exhibit 10.23 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference).

10.27	Employment Agreement dated as of September 30, 2001 between Werner Co. and Edward W. Gericke (filed as Exhibit 10.38 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.28	Indemnity Agreement, dated March 31, 1998, between National Union Fire Insurance Company of Pittsburgh, PA, and Werner Holding Co. (PA), Inc. (filed as Exhibit 10.29 to Co-Registrant’s Amendment No. 1 to Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

10.29	Receivables Purchase Agreement, dated as of May 29, 1998, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.30	Purchase and Sale Agreement, dated as of May 29, 1998, between Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

10.31	Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Loan Plan (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10.32	Premium Conversion Plan of Werner Holding Co. (DE), Inc. (filed as Exhibit 10.36 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.33	Employment Agreement, dated as of May 26, 1999, between Werner Co. and Dennis G. Heiner (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.34	Amendment No. 3 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference).

10.35	Employment Agreement dated as of April 5, 1999, as amended by Amendment No. 1 dated May 31, 2000 and Amendment No. 2 dated October 31, 2001, between Werner Co. and Larry V. Friend (filed as Exhibit 10.40 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 incorporated herein by reference).

10.36	Amendment No. 1 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.40 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.37	Management Stock Purchase Agreement between Investcorp Werner Holdings, L.P., Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.42 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.38	Stock Option Agreement between Werner Holding Co. (PA), Inc. and Dennis G. Heiner dated December 30, 1999 (filed as Exhibit 10.43 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.39	Amendment No. 2 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.44 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 incorporated herein by reference).

10.40	Amendment No. 4 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference).

10.41	First Amendment to Receivables Purchase Agreement, dated as of May 28, 2003, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.42	First Amendment to Purchase and Sale Agreement, dated as of May 28, 2003, among Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.43	Amendment No. 5 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.44	Amendment No. 6 to Werner Holding Co. (PA), Inc. Stock Incentive Plan Thereof (filed as Exhibit 10.44 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.45	Amended and Restated Werner Co. Deferred Stock Plan, effective as of May 2003 (filed as Exhibit 10.9 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.46	Consent to Stock Unit Adjustment, by Dennis G. Heiner, dated June 2, 2003 (filed as Exhibit 10.10 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.47	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner (filed as Exhibit 10.13 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.48	Option Cancellation Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O’Coin (filed as Exhibit 10.14 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.49	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Edward W. Gericke Thereof (filed as Exhibit 10.49 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.50	Option Cancellation Agreement, dated as of May 19, 2003, by and between Werner Holding Co. (PA), Inc. and Larry V. Friend (filed as Exhibit 10.16 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.51	Option Cancellation Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Steven R. Bentson (filed as Exhibit 10.17 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.52	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Dennis G. Heiner (filed as Exhibit 10.18 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.53	Bonus Agreement, dated as of May 15, 2003, by and between Werner Holding Co. (PA), Inc. and Peter R. O’Coin (filed as Exhibit 10.19 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.54	Bonus Agreement, dated as of May 20, 2003, by and between Werner Holding Co. (PA), Inc. and Edward W. Gericke (filed as Exhibit 10.54 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.55	First Amendment dated as of May 6, 2004 to the Credit Agreement, dated as of June 11, 2003, among Werner Holding Co. (DE), Inc., the several lenders from time to time parties to the Credit Agreement, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, as administrative agent for the Lenders (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.56	Amendment No. 1 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Peter R. O’Coin (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.57	Amendment No. 2 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Dennis G. Heiner (filed as Exhibit 10.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.58	Amendment No. 3 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Larry V. Friend (filed as Exhibit 10.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.59	Second Amendment to Receivables Purchase Agreement, dated as of May 26, 2004, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

Exhibit
Number	Description of Exhibits
10.60	Second Amendment to Purchase and Sale Agreement, dated as of May 26, 2004, among Werner Funding Corporation and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.61	Third Amendment to Receivables Purchase Agreement, dated as of July 30, 2004, among Werner Funding Corporation, Werner Co., Market Street Funding Corporation and PNC Bank, National Association (filed as Exhibit 10.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.62	Amendment No. 7 to Werner Holding Co. (PA), Inc. Stock Incentive Plan (filed as Exhibit 10.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.63	Consulting Service Agreement dated as of September 30, 2004 between DRS Consulting, Inc. and Werner Holding Co. (PA), Inc. (filed as Exhibit 10.1 to Co-Registrant’s Current Report on Form 8-K dated October 29, 2004 and incorporated herein by reference).

10.64	Separation Agreement and Release dated as of October 19, 2004 between Dennis G. Heiner, Werner Holding Co. (PA), Inc. and Werner Co. (filed as Exhibit 10.2 to Co-Registrant’s Current Report on Form 8-K dated October 29, 2004 and incorporated herein by reference).

10.65	Employment Agreement between Werner Co. and Steven P. Richman effective January 4, 2005 (filed as Exhibit 10.1 to Co-Registrant’s Current Report on Form 8-K dated December 9, 2004 and incorporated herein by reference).

10.66	Amendment No. 1 to Employment Agreement entered into as of January 1, 2004, by and between Werner Co. and Steven R. Bentson (filed as Exhibit 10.1 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.		WERNER HOLDING CO. (DE), INC

By:	/s/ STEVEN P. RICHMAN	By:	/s/ STEVEN P. RICHMAN

	Steven P. Richman		Steven P. Richman
	President		President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Co-registrants and in the capacities indicated on May 10, 2005.

/s/ DONALD M. WERNER	Chairman of the Board of Directors of Co-registrants

Donald M. Werner

/s/ STEVEN P. RICHMAN	President and Chief Executive Officer of Holding (PA) and Holding (DE)

Steven P. Richman	(Principal Executive Officer of Co-registrants), Director

/s/ LARRY V. FRIEND	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and

Larry V. Friend	Principal Accounting Officer of Co-registrants)

/s/ ERIC J. WERNER	Vice President, Secretary, General Counsel and Director

Eric J. Werner

/s/ JAMES F. HARDYMON	Director

James F. Hardymon

/s/ PETER J. NOLAN	Director

Peter J. Nolan

/s/ DANA R. SNYDER	Director

Dana R. Snyder

/s/ CHRISTOPHER J. STADLER	Director

Christopher J. Stadler

/s/ THOMAS J. SULLIVAN	Director

Thomas J. Sullivan

/s/ MICHAEL S. WONG	Director

Michael S. Wong