Form 10-Q
period 2005-06-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2005-08-15
CIK 1056112, 1056121

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2005

Commission File No. 333-46607-12	Commission File No. 333-46607

WERNER HOLDING CO. (PA), INC. (Exact name of Co-registrant as specified in its charter)	WERNER HOLDING CO. (DE), INC. (Exact name of Co-registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-0906895 (IRS Employer Identification No.)	Delaware (State or other jurisdiction of incorporation or organization)	25-1581345 (IRS Employer Identification No.)

93 Werner Rd. Greenville, Pennsylvania (Address of principal executive offices)	16125 (Zip Code)	1105 North Market St., Suite 1300 Wilmington, Delaware (Address of principal executive offices)	19899 (Zip Code)

(724) 588-2550 (Co-registrant’s telephone number including area code)	(302) 478-5723 (Co-registrant’s telephone number including area code)
Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. ☐Yes    ☐ No       Not applicable
Indicate by check mark whether each of the Co-registrants is an accelerated filer (as defined in Rule 12b-2 of the Act).
☐Yes    ☑ No
     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of June 30, 2005:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,933.1313 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX
WERNER HOLDING CO. (PA), INC.
WERNER HOLDING CO. (DE), INC.
FORM 10-Q
For Quarterly Period Ended June 30, 2005
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

PART I — FINANCIAL INFORMATION
ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$544	$36,960
Accounts receivable	—	24,553
Allowance for doubtful accounts	—	(1,348)
Note receivable from related party	59,493	—
Income taxes receivable	5,250	9,406
Inventories	65,712	63,254
Deferred income taxes	2,416	2,171
Other	4,920	2,326

Total current assets	138,335	137,322

Property, plant and equipment, net	110,684	114,455

Other assets:
Deferred income taxes	18,020	16,266
Deferred financing fees, net	14,063	9,360
Other	7,970	6,155

	40,053	31,781

Total assets	$289,072	$283,558

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$31,811	$23,731
Accrued liabilities	28,671	27,877
Current maturities of long-term debt	1,543	23,886

Total current liabilities	62,025	75,494

Long-term obligations:
Long-term debt	344,431	310,924
Reserve for product liability and workers’ compensation claims	42,539	43,399
Other long-term obligations	34,548	33,920

Total liabilities	483,543	463,737

Convertible preferred stock	85,167	77,733

Shareholders’ deficit:
Common stock	1	1
Additional paid-in-capital	32,440	39,891
Accumulated deficit	(297,477)	(282,804)
Accumulated other comprehensive loss	(14,129)	(14,390)
Notes receivable arising from stock loan plan	(473)	(610)

Total shareholders’ deficit	(279,638)	(257,912)

Total liabilities, preferred stock and shareholders’ deficit	$289,072	$283,558

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net sales	$127,820	$114,081	$229,950	$215,735
Cost of sales	92,666	79,113	169,598	149,116

Gross profit	35,154	34,968	60,352	66,619
General and administrative expenses	7,256	7,192	15,189	14,141
Selling and distribution expenses	23,465	21,449	44,632	40,738
Restructuring and other cost reduction initiatives	2,834	1,739	5,629	4,215

Operating profit (loss)	1,599	4,588	(5,098)	7,525
Other income (expense), net	(1,138)	(97)	(1,566)	(214)

Income (loss) before interest and taxes	461	4,491	(6,664)	7,311
Interest expense	8,775	6,093	15,885	11,905

Loss before income taxes	(8,314)	(1,602)	(22,549)	(4,594)
Income tax (benefit)	(2,936)	(629)	(7,876)	(1,761)

Net loss	(5,378)	(973)	(14,673)	(2,833)
Convertible preferred stock dividends and accretion	3,778	3,293	7,434	6,486

Net loss attributable to common shareholders	$(9,156)	$(4,266)	$(22,107)	$(9,319)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive		Shareholders'
	Stock	Capital	Deficit	Income (Loss)	Other	Equity (Deficit)

Balance at January 1, 2005	$1	$39,891	$(282,804)	$(14,390)	$(610)	$(257,912)
Non-owner equity changes:
Net loss	—	—	(14,673)	—	—	(14,673)
Derivative instruments-amounts reclassified to income (net of deferred taxes of $91)	—	—	—	(155)	—	(155)
Change in fair value of derivative commodity instruments (net of deferred taxes of $244)	—	—	—	416	—	416

Total comprehensive income (loss)	—	—	(14,673)	261	—	(14,412)
Common stock relinquished in connection with stock loan plan	—	(17)	—	—	—	(17)
Convertible preferred in-kind dividends	—	(5,692)	—	—	—	(5,692)
Accretion of preferred stock	—	(1,742)	—	—	—	(1,742)
Forgiven notes receivable arising from stock loan plan	—		—	—	137	137

Balance at June 30, 2005	$1	$32,440	$(297,477)	$(14,129)	$(473)	$(279,638)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	June 30
	2005	2004

Operating Activities
Net loss	$(14,673)	$(2,833)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation	9,262	6,836
Amortization of deferred financing fees and original issue discount	1,728	1,432
Amortization of deferred costs	2,029	2,267
Changes in allowance for doubtful accounts	(1,348)	(379)
Provision for product liability and workers’ compensation claims	4,225	5,598
Payment of product liability and workers’ compensation claims	(5,085)	(5,315)
Charges for restructuring and other cost reduction initiatives	—	4,215
Payments related to restructuring and other cost reduction initiatives	—	(2,642)
Changes in deferred income taxes	(2,152)	1,648
Gain on sale of property, plant and equipment	(45)	—
Changes in operating assets and liabilities:
Receivables	(34,940)	2,681
Income taxes receivable	4,168	(3,767)
Inventories	(2,458)	(14,451)
Accounts payable	4,512	4,777
Other assets and liabilities, net	(3,523)	400

Net cash provided (used) by operating activities	(38,300)	467

Investing Activities
Capital expenditures	(3,282)	(3,102)
Proceeds from liquidation of investments	—	17

Net cash used by investing activities	(3,282)	(3,085)

Financing Activities
Issuance of long-term debt	100,217	(7,830)
Repayments of long-term debt	(92,390)	(842)
Debt issuance costs	(6,226)	—
Increase in book overdrafts	3,565	1,870
Issuance of notes receivable arising from stock loan plan	—	18
Repurchase of common stock	—	(2)

Net cash provided (used) by financing activities	5,166	(6,786)

Net increase (decrease) in cash and cash equivalents	(36,416)	(9,404)
Cash and cash equivalents at beginning of period	36,960	9,594

Cash and cash equivalents at end of period	$544	$190

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)
A.    Basis of Presentation and Recently Issued Accounting Standards
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.
     Certain prior period amounts have been reclassified to conform with the current year presentation.
B.   Inventories
     Components of inventories are as follows:

	June 30	December 31
	2005	2004

Finished goods	$44,052	$41,668
Work-in-process	10,766	10,879
Raw materials and supplies	21,231	20,430

	76,049	72,977
Less excess of cost over LIFO stated values	10,337	9,723

Net inventories	$65,712	$63,254

During the three months ended June 30, 2005, the reserve for excess inventory costs over LIFO stated values was reduced by $942 resulting mostly from reductions in manufacturing costs due to the Company’s restructuring and other cost reduction initiatives.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
C.    Senior Debt
     Second Lien Credit Facility
     On May 10, 2005 the Company executed a $100.0 million Senior Secured Second Lien Credit Facility (“Second Lien Credit Facility”) and realized net proceeds of $94.6 million, of which $91.7 million were used to repay amounts outstanding under the Company’s existing Senior Secured First Lien Credit Facility (“First Lien Credit Facility”) and the remaining cash of $2.9 million was retained for general corporate purposes. The First Lien Credit Facility debt repaid included prepayment of $65.0 million of the existing First Lien Credit Facility Term Loan, reducing the then outstanding balance to $90.0 million, and repayment of the total amount outstanding of $26.7 million under the First Lien Revolving Credit Facility. The Company incurred costs totaling $5.4 million in connection with the refinancing, including $0.8 million related to the amendment of the First Lien Credit Facility discussed below. These costs have been deferred and are being amortized over the life of the facility using the effective interest method.
     The Second Lien Credit Facility is scheduled to mature on the earlier of December 11, 2009, or May 15, 2007 if the Company’s 10% Senior Subordinated Notes are not refinanced, prior to that date, to a date later than June 11, 2010.
     Borrowings under the Second Lien Credit Facility bear interest, based on management’s selection of a fluctuating rate option that includes: (i) LIBOR plus an interest margin of 10.00% or (ii) an alternate base rate (defined as the higher of the prime rate or the Federal Funds rate plus 0.50%) plus an interest margin of 9.00%. In either case, 1.50% of the interest payable will be capitalized as additional loans under the Second Lien Credit Facility. The Second Lien Credit Facility is secured by all of the assets of the Company and its subsidiaries consistent with those securing the First Lien Credit Facility, and is guaranteed by each guarantor under the First Lien Credit Facility. The liens securing the Second Lien Credit Facility are second in priority to the liens securing the First Lien Credit Facility.
     The financial covenants of the Second Lien Credit Facility include a maximum ratio of total secured indebtedness to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined. Covenants of the Second Lien Credit Facility are substantially similar to those of the Company’s existing First Lien Credit Facility as amended (see below).
     First Lien Credit Facility
     Effective as of May 10, 2005 the First Lien Credit Facility was amended in conjunction with the execution of the Second Lien Credit Facility described above to, among other things, eliminate the requirement to comply with previously existing debt leverage and cash interest coverage ratios and to initiate new financial covenant requirements.
     Each calendar quarter, beginning June 30, 2005 through December 31, 2007, certain minimum EBITDA levels must be attained and certain maximum ratios must be satisfied, including total secured indebtedness to EBITDA and total first lien secured indebtedness to EBITDA. In addition, the determination of the amount of net proceeds from asset sales that must be applied to prepay the First Lien Term Loan was modified to require 50% of the first $40 million of net proceeds and all net proceeds in excess of $40 million be applied to reduce the First Lien Term Loan. The amendment also permanently waived the requirement to comply with the debt leverage and interest coverage ratios as of March 31, 2005. The amendment also provides for an increase of 0.50% in the annual rate charged on the Term Loan and Revolving Credit Facility borrowings.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
D.    Receivables Credit Facility
     Effective as of May 10, 2005, the Company entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Werner Funding Corporation (“Funding”) the Company’s wholly-owned special purpose bankruptcy-remote subsidiary under which the Company sells to Funding, on a continuous basis, accounts receivable in exchange for cash and interest bearing notes. The Company deconsolidated Funding for financial reporting purposes. Accounts receivable are removed from the balance sheet when sold to Funding. The Company services the sold accounts receivable for Funding at market rates and, accordingly, no servicing asset or liability has been recorded. At June 30, 2005 the Company held a note receivable from Funding of $59.5 million classified as “Note receivable from related party” arising from the sales of accounts receivable in the accompanying condensed consolidated balance sheets.
     Effective as of May 10, 2005, Funding also entered into an Accounts Receivable Financing Facility (“Receivables Credit Facility”) with a financial institution that provides a maximum $50.0 million revolving line of credit based on a borrowing base calculation. The amount available is determined weekly and is based on 82% of Funding’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Credit Facility expires on the earlier of May 31, 2009 or upon the expiration of the First Lien Credit Facility. Borrowings under the Receivables Credit Facility are secured by the assets of Funding.
     Proceeds upon executing the Receivables Credit Facility of $31.2 million were used to repurchase the total outstanding interest of $30.9 million under the then-existing Receivables Purchase Agreement and to pay fees and expenses incurred in connection with the execution of the Receivables Credit Facility. The then-existing Receivables Purchase Agreement was terminated in conjunction with the execution of the Receivables Credit Facility.
     Fees on advances under the Receivables Credit Facility are determined based on management’s selection of available fluctuating rate options that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the Receivables Credit Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Credit Facility is terminated by the Company prior to May 10, 2006 and May 10, 2007, respectively. At June 30, 2005, the borrowings outstanding under the Receivables Credit Facility were $31.5 million and $18.5 million was available for borrowing.
     The costs associated with the Company’s prior and current receivables securitization agreements are reported in the accompanying condensed consolidated statements of loss in “Other income (expense), net.”
E.    Preferred Stock
     In June 2003, the Company issued $65,000 of Series A Preferred Stock which is more fully described in Note G of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. During the six months ended June 30, 2005, quarterly preferred dividends in the amount of $5,692 were payable and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $85,594 as of June 30, 2005, are presented as an adjustment to arrive at net loss attributable to common shareholders in the consolidated statements of loss. If all the Series A Preferred shares had been converted as of June 30, 2005, 17,363 shares of Class F Common Stock would have been issued.
     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock is being accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the six months ended June 30, 2005 was $1,742. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of loss.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
F.    Shipping and Handling Fees and Expenses
     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $13,841 and $12,559 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of loss for the three months ended June 30, 2005 and 2004, respectively, and $26,902 and $24,679 are included for the six months ended June 30, 2005 and 2004, respectively.
G.    Employee Retirement and Benefit Plans
     The following provides the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

	Pension Benefits		Postretirement
	Three Months Ended June 30
	2005	2004	2005	2004

Service cost	$113	$172	$9	$18
Interest cost	727	984	27	43
Expected return on plan assets	(501)	(676)	—	—
Amortization of prior service cost	8	9	3	2
Amortization of actuarial loss	208	234	24	18

Net periodic benefit cost	$555	$723	$63	$81

	Pension Benefits		Postretirement
	Six Months Ended June 30
	2005	2004	2005	2004

Service cost	$314	$330	$29	$35
Interest cost	1,955	1,923	75	92
Expected return on plan assets	(1,388)	(1,296)	—	—
Amortization of prior service cost	21	19	6	7
Amortization of actuarial loss	542	433	44	28

Net periodic benefit cost	$1,444	$1,409	$154	$162

The Company expects to contribute $1,628 during 2005 to a trust established for its noncontributory defined benefit plan. During the six months ended June 30, 2005 contributions to the trust totaled $675 and an additional $369 was contributed on July 18, 2005.
H.    Stock-Based Compensation
     The Company measures stock-based compensation costs associated with its Stock Option Plan using the intrinsic value method of accounting pursuant to Accounting Principles Board Opinion No. 25, accounting for Stock Issued to Employees and related interpretations. Had compensation costs for stock options been determined using the fair market value method of FASB Statement No. 123, Accounting for Stock-Based Compensation, as revised, there would have been no effect on the net loss as reported.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
I.    Comprehensive Loss
     Comprehensive loss for the three and six months ended June 30, 2005 is summarized as follow:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net loss	$(5,378)	$(973)	$(14,673)	$(2,833)
Derivative instruments-amounts reclassified to income (net of deferred taxes)	—	—	(155)	2,354
Change in fair value of derivative commodity instruments (net of deferred taxes)	416	—	416	(3,231)

Comprehensive loss	$(4,962)	$(973)	$(14,412)	$(3,710)

J.    Segment Information
     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net Sales
Climbing Products	$106,473	$95,946	$188,747	$180,773
Extruded Products	21,347	18,135	41,203	34,962

	$127,820	$114,081	$229,950	$215,735

Operating Profit (Loss)
Climbing Products	$1,784	$5,351	$(3,850)	$10,303
Extruded Products	602	(71)	679	(1,111)
Corporate and Other	(787)	(692)	(1,927)	(1,667)

	$1,599	$4,588	$(5,098)	$7,525

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the condensed consolidated statements of loss is also not allocated to the reportable segments.
     Operating profit (loss) for the three and six months ended June 30, 2005 for the Climbing Products segment includes $4,348 and $10,005, respectively, of costs related to restructuring and other cost reduction initiatives. Operating profit (loss) for the three and six months ended June 30, 2004 for the Climbing Products segment includes $4,343 and $7,482 respectively, of costs related to restructuring and other cost reduction initiatives. Operating profit (loss) for the Extruded Products segment for the three and six months ended June 30, 2004 includes $799 and $1,039 respectively, of costs related to restructuring and other cost reduction initiatives. No restructuring costs were incurred by the Extruded Products segment during the first six months of 2005. Operating profit (loss) for Corporate and Other for the three and six months ended June 30, 2005 includes $524 and $907, respectively, of costs related to restructuring and other cost reduction initiatives. No restructuring costs were included in Corporate and Other in the first six months of 2004.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
K.    Restructuring and Other Cost Reduction Initiatives
     In 2003, the Company discontinued substantially all production related to the Climbing Products segment in Greenville, Pennsylvania and began an initiative that was completed in 2004 to focus the Greenville facility on the Extruded Products segment of the Company’s business.
     In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations ceased at this facility effective November 1, 2004 and distribution operations are expected to cease during the second half of 2005. Depreciation expense for this facility is being recognized on an accelerated basis through the date that all operations are expected to cease. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.
     During the third quarter of 2004, ladder production commenced at a large newly constructed ladder manufacturing and assembly plant in Juarez, Mexico. Production is gradually ramping-up and is expected to reach full capacity during 2006.
     During 2004, the Company ceased production of wood stepladders at its Carrollton, Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production, which currently continues at the Carrollton facility, is also expected to be outsourced during the second half of 2005. An active program is underway to locate a buyer for the facility.
     In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions which primarily resulted in charges of severance and termination benefits due to head count reductions.
     Costs incurred in connection with the above-described activities during the three and six months ended June 30, 2005 and 2004 are included in the condensed consolidated statements of loss caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Equipment relocation and disposal costs	$1,264	$1,055	$2,401	$1,133
Accelerated depreciation	1,078	—	2,155	—
Employee severance and termination benefits	179	366	698	2,660
Other associated costs	313	318	375	422

	$2,834	$1,739	$5,629	$4,215

     The liability for severance and termination benefits totaled $665 at December 31, 2004. During the six months ended June 30, 2005 expense of $698 was recorded and payments of $696 were disbursed, resulting in a liability for severance and termination benefits of $667 at June 30, 2005. The liability accrued at June 30, 2005 is expected to be paid in 2005.
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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
K.    Restructuring and Other Cost Reduction Initiatives–Continued
     Management believes there are other costs related to the restructuring activities that are both nonrecurring and incremental. These costs include start-up and wind-down costs associated with manufacturing facilities, duplicate freight and handling costs, related professional fees and other expenses. These costs, which are recorded in the condensed consolidated statements of loss captions, “Cost of sales”, “General and administrative expenses” and “Selling and distribution expenses”, were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Cost of sales	$882	$1,938	$2,173	$2,109
General and administrative expenses	524	—	1,278	—
Selling and distribution expenses	632	1,465	1,832	2,197

	$2,038	$3,403	$5,283	$4,306

     Costs associated with the above-described restructuring activities, including costs related to start-up and wind-down of manufacturing facilities, duplicate freight and handling costs, related professional fees and expenses are expected to range from $55,000 to $60,000 through 2008. Costs incurred through June 30, 2005 total $41,544.
L.    Supplemental Guarantor Information
     The Company’s debt includes borrowings under the First Lien Credit Facility and the Second Lien Credit Facility (the “Senior Credit Facilities”), and the 10% Senior Subordinated Notes maturing November 15, 2007 (the “Notes”). The issuer of this debt is Werner Holding Co. (DE), Inc. (the “Issuer”). Werner Holding Co. (PA), Inc. (the “Parent Company”) has provided a full, unconditional, joint and several guaranty of the Issuer’s obligations under the Senior Credit Facilities and the Notes. In addition, the Issuer’s wholly-owned subsidiaries, except for Werner Funding Corporation, (collectively, the “Guarantor Subsidiaries”) have provided full, unconditional, joint and several guarantees of the Senior Credit Facility and the Notes.
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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
L.    Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

June 30, 2005
Assets
Current assets:
Accounts receivable	$—	$—	$—	$91,410	$(91,410)	$—
Inventories, net	—	—	65,712	—	—	65,712
Other current assets	685	(4,149)	76,087	740	(740)	72,623

Total current assets	685	(4,149)	141,799	92,150	(92,150)	138,335
Property, plant and equipment, net	—	1	110,683	—	—	110,684
Investment in subsidiaries	(213,428)	(122,702)	2,249	—	334,939	1,058
Other assets	—	14,808	24,187	—	—	38,995

Total Assets	$(212,743)	$(112,042)	$278,918	$92,150	$242,789	$289,072

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$4,658	$57,367	$99	$(99)	$62,025
Intercompany payable (receivable)	(18,272)	(227,500)	245,772	59,493	(59,493)	—

Total current liabilities	(18,272)	(222,842)	303,139	59,592	(59,592)	62,025
Long-term debt	—	324,227	20,204	31,500	(31,500)	344,431
Other long-term liabilities	—	—	77,087	—	—	77,087
Convertible preferred stock	85,167	—	—	—	—	85,167
Total equity (deficit)	(279,638)	(213,427)	(121,512)	1,058	333,881	(279,638)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(212,743)	$(112,042)	$278,918	$92,150	$242,789	$289,072

December 31, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$572	$23,981	$—	$24,553
Inventories, net	—	—	63,254	—	—	63,254
Other current assets	725	(4,812)	53,206	396	—	49,515

Total current assets	725	(4,812)	117,032	24,377	—	137,322
Property, plant and equipment, net	—	1	114,454	—	—	114,455
Investment in subsidiaries	(198,532)	(112,381)	6,868	—	304,045	—
Other assets	—	10,389	21,392	—	—	31,781

Total Assets	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$26,053	$49,400	$41	$—	$75,494
Intercompany payable (receivable)	(17,628)	(227,330)	227,490	17,468	—	—

Total current liabilities	(17,628)	(201,277)	276,890	17,509	—	75,494
Long-term debt	—	293,006	17,918	—	—	310,924
Other long-term liabilities	—	—	77,319	—	—	77,319
Convertible preferred stock	77,733	—	—	—	—	77,733
Total equity (deficit)	(257,912)	(198,532)	(112,381)	6,868	304,045	(257,912)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
L.    Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income (Loss)
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated

For the Six Months Ended
June 30, 2005
Net sales	$—	$—	$229,950	$—	$—	$229,950
Cost of sales	—	—	169,598	—	—	169,598

Gross profit	—	—	60,352	—	—	60,352
Selling, general and administrative expenses	—	7	59,814	—	—	59,821
Restructuring and other cost reduction initiatives	—	—	5,629	—	—	5,629

Operating (loss) profit	—	(7)	(5,091)	—	—	(5,098)
Other income (expense), net	(15,138)	(11,128)	6,710	1,428	16,562	(1,566)
Interest income (expense)	724	(6,476)	(10,133)	(1,521)	1,521	(15,885)

Income (loss) before income taxes (benefit)	(14,414)	(17,611)	(8,514)	(93)	18,083	(22,549)
Income taxes (benefit)	259	(2,455)	(5,680)	(32)	32	(7,876)

Net Income (Loss)	$(14,673)	$(15,156)	$(2,834)	$(61)	$18,051	$(14,673)

For the Three Months Ended
June 30, 2005
Net sales	$—	$—	$127,820	$—	$—	$127,820
Cost of sales	—	—	92,666	—	—	92,666

Gross profit	—	—	35,154	—	—	35,154
Selling, general and administrative expenses	—	3	30,718	—	—	30,721
Restructuring and other cost reduction initiatives	—	—	2,834	—	—	2,834

Operating (loss) profit	—	(3)	1,602	—	—	1,599
Other income (expense), net	(5,614)	(3,173)	7,458	1,068	(877)	(1,138)
Interest income (expense)	370	(3,939)	(5,851)	(876)	1,521	(8,775)

Income (loss) before income taxes (benefit)	(5,244)	(7,115)	3,209	192	644	(8,314)
Income taxes (benefit)	134	(1,492)	(1,677)	67	32	(2,936)

Net Income (Loss)	$(5,378)	$(5,623)	$4,886	$125	$612	$(5,378)

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
L.    Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income (Loss)
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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands)
L.    Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated

For the Six Months Ended
June 30, 2005
Net cash from operating activities	$644	$(2,495)	$(36,449)	$—	$(38,300)
Net cash from investing activities	(644)	(170)	(2,468)	—	(3,282)
Net cash from financing activities	—	2,665	2,501	—	5,166

Net increase (decrease) in cash and cash equivalents	—	—	(36,416)	—	(36,416)
Cash and cash equivalents at beginning of period	—	2	36,956	2	36,960

Cash and cash equivalents at end of period	$—	$2	$540	$2	$544

For the Six Months Ended
June 30, 2004
Net cash from operating activities	$927	$(1,829)	$1,371	$(2)	$467
Net cash from investing activities	(944)	10,170	(12,311)	—	(3,085)
Net cash from financing activities	16	(8,342)	1,540	—	(6,786)

Net increase (decrease) in cash and cash equivalents	(1)	(1)	(9,400)	(2)	(9,404)
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$—	$1	$188	$1	$190

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
Executive Summary
     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement, other retail, hardware and professional. The Company’s climbing products segment generated 83% and 82% of the Company’s consolidated net sales in the three months ended and the six months ended June 30, 2005, respectively. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 17% and 18% of consolidated net sales during the three and six months ended June 30, 2005, respectively.
     Net sales recorded in the three months ended June 30, 2005 totaled $127.8 million which is an increase of $13.7 million, or 12.0%, from net sales recorded in the second quarter of the prior year. As previously disclosed, the Company entered into a long term strategic alliance with Lowe’s during December 2003. Sales under this alliance began in the first quarter of 2004. Under this arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements. In addition, Lowe’s and Werner jointly began promoting and marketing Werner® branded products and Werner has been provided the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. As also previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, at the end of the first quarter of 2004. Consequently, there were no sales to Home Depot in the second quarter of either year. For the first six months of 2005, net sales were $230.0 million which is $14.2 million, or 6.6%, higher than sales for the first six months of 2004.
     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerated and expanded certain manufacturing and distribution optimization activities that were initiated in 2003. A summary of these initiatives follows:
•	In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations at this facility ceased effective November 1, 2004 and the distribution center is expected to cease operations during the second half of 2005. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.

•	During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company began construction of a large manufacturing and ladder assembly plant in Juarez, Mexico. Construction was completed and production commenced during the third quarter of 2004. Production is gradually ramping-up and is expected to reach full capacity during 2006.

•	In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions. This program will be continued through 2005.

     The manufacturing and distribution optimization activities initiated during 2003 included the transfer of all ladder fabrication and assembly operations in Greenville, Pennsylvania to other lower cost facilities. Substantially all production related to climbing products at the Greenville facility was discontinued during 2003. The Company also began an initiative that was completed in 2004 to focus the Greenville facility on the Extruded Products segment of the Company’s business.
     During 2004, the Company ceased production of wood stepladders at its Carrollton, Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production, which currently continues at the Carrollton facility, is also expected to be outsourced during the second half of 2005. An active program is underway to locate a buyer for the facility.
     Cumulative costs associated with restructuring and optimization activities through 2008, including costs associated with completing the initiatives described above, are expected to range from $55 million to $60 million. Aggregate costs of $41.5 million have been incurred for these activities through June 30, 2005, including the $24.3 million incurred in 2004 and $4.9 million and $10.9 million incurred in the three months and six months ended June 30, 2005, respectively. Costs incurred to date include $2.2 million of non-cash accelerated depreciation. The annual benefits expected to be realized upon implementation of the restructuring and optimization initiatives through 2008 continue to be estimated to approximate $40 million. The program is expected to continue through 2008 although initiatives beyond those expected to be implemented during 2005 have not yet been finalized. Although management believes that these estimates are reasonable, no assurances can be given that the estimated costs will ultimately be incurred or that the estimated benefits will be realized. Accordingly, these estimates are forward-looking and may ultimately be materially different than currently estimated due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition, wind-down and start-up costs associated with manufacturing facilities and related professional fees and expenses.
Results of Operations—Quarter Ended June 30, 2005 as Compared to Quarter Ended June 30, 2004
     Net Sales. Net sales increased $13.7 million, or 12.0%, to $127.8 million for the quarter ended June 30, 2005 from $114.1 million for the quarter ended June 30, 2004.
     Net sales of climbing products increased by $10.5 million, or 11.0%, to $106.5 million for the quarter ended June 30, 2005 from $96.0 million for the second quarter of 2004. The increase in sales is mostly due to higher unit sales volumes and selective price increases. Net sales increased in each of the Company’s distribution channels.
     Net sales of extruded products of $21.3 million in the current quarter increased by $3.2 million, or 17.7%, from net sales of $18.1 million recorded in the second quarter of 2004 reflecting higher unit volumes and increased aluminum prices.
     Gross Profit. Gross profit increased by $0.2 million, or 0.5%, to $35.2 million for the quarter ended June 30, 2005 from $35.0 million for the second quarter of 2004. Gross profit as a percentage of net sales in the current quarter declined to 27.5% from 30.7% for the quarter ended June 30, 2004. The lower gross profit margin percentage is largely due to higher aluminum and other raw material costs and a less profitable product mix partially offset by lower manufacturing costs and a lower provision for product liability claims. Cost of sales for the three months ended June 30, 2005 and 2004 include costs of $0.9 million and $1.9 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment related to the Company’s restructuring and other cost reduction initiatives.
     General and Administrative Expenses. General and administrative expenses were $7.3 million for the quarter ended June 30, 2005 compared to $7.2 million for the second quarter of 2004, an increase of $0.1 million or 0.9%. Lower payroll and related costs resulting from the Company’s downsizing program were more than offset by the professional fees and expenses incurred in connection with the Company’s restructuring activities.
     Selling and Distribution Expenses. Selling and distribution expenses increased by $2.1 million, or 9.4%, to $23.5 million in the current quarter compared to $21.4 million for the quarter ended June 30, 2004. The increase reflects higher shipping, handling and advertising costs associated with the higher sales volume as well as the higher cost of shipping products manufactured in Mexico to domestic distribution centers and higher freight rates. Costs in the three months ended June 30, 2005 and 2004 related to inefficiencies associated with restructuring and other cost reduction activities totaled $0.6 million and $1.5 million, respectively.

     Restructuring and Other Cost Reduction Initiatives. The total costs incurred during the three months ended June 30, 2005 and 2004 relating to the previously-described restructuring and other cost reduction activities were $4.9 million and $5.1 million, respectively. Costs incurred in the current quarter compared to the same period in the prior year include $2.8 million and $1.7 million, respectively related primarily to equipment relocation and disposal costs, and accelerated depreciation related to the Anniston facility which is expected to cease all operations in the second half of 2005. Also included in the three months ended June 30, 2005 and 2004, respectively, is $0.9 million and $1.9 million recorded in Cost of sales, $0.6 million and $1.5 million in Selling and distribution expenses, respectively, and $0.5 million in General and administrative expenses in 2005 for costs relating to winding down and starting up manufacturing facilities and other restructuring and cost reduction activities.
     Operating Profit. Operating profit declined by $3.0 million to $1.6 million for the quarter ended June 30, 2005 from $4.6 million for the quarter ended June 30, 2004.
     Operating profit of the Climbing Products segment decreased by $3.6 million to $1.8 million in the second quarter of 2005. Climbing Product’s results were adversely affected by increases in aluminum and other commodity material and freight costs which have not been offset by higher sales volumes, price increases and cost reductions associated with the Company’s restructuring and other cost reduction initiatives. Operating costs include $4.3 million for restructuring and related activities recorded in the current quarter compared to $4.3 million of similar costs incurred in the second quarter of 2004.
     The Extruded Products segment operating profit of $0.6 million for the quarter ended June 30, 2005 is $0.7 million higher than operating profit for the quarter ended June 30, 2004. The increase in operating profit is primarily due to the absence in the second quarter of 2005 of restructuring and related costs of $0.8 million which were incurred in the second quarter of 2004.
     Corporate and Other expenses increased by $0.1 million for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 primarily due to increased professional fees and related expenses incurred in connection with the Company’s restructuring activities.
     Other Income (Expense), Net. Other income (expense), net was net expense of $1.1 million for the quarter ended June 30, 2005, an increase in expense of $1.0 million compared to the second quarter of 2004. The increase primarily reflects higher costs associated with the accounts receivable securitization of $1.0 million in the three months ended June 30, 2005 compared to $0.2 million in the same period in 2004 due to increased utilization, higher interest rates and the write off of deferred financing fees related to the Receivables Purchase Agreement terminated during the second quarter. In addition lower discounts were taken on vendor payments during the second quarter of 2005 when compared to the same period of 2004.
     Interest Expense. Interest expense increased by $2.7 million to $8.8 million for the quarter ended June 30, 2005 from $6.1 million for the quarter ended June 30, 2004. The increase is primarily due to higher average levels of debt and higher average interest rates in the current quarter
     Income Tax (Benefit). In accordance with APB Opinion 28, at the end of each interim period the Company makes its best estimate of the annual effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and loss carryforwards during the year.
     The effective tax rate for the quarter ended June 30, 2005 is approximately 35% compared to 39% for the second quarter of the prior year. The decrease in the effective tax benefit rate in the current quarter is primarily due to lower expected state income tax benefits. The difference between the statutory and the effective tax rates at June 30, 2004 was primarily due to state taxes (net of federal benefit).
     Net Loss. Net loss increased by $4.4 million to a net loss of $5.4 million for the quarter ended June 30, 2005 compared to net loss of $1.0 million for the quarter ended June 30, 2004 as a result of all the above factors.

Results of Operations—Six Months Ended June 30, 2005 as Compared to Six Months Ended June 30, 2004
     Net Sales. Net sales were up $14.2 million, or 6.6% to $230.0 million for the six months ended June 30, 2005 from $215.7 million for the six months ended June 30, 2004.
     Net sales of climbing products increased by $8.0 million, or 4.4%, to $188.7 million for the six months ended June 30, 2005 from $180.8 million for the first six months of 2004. The increase in sales is due to higher unit sales volumes in each of the Company’s distribution channels and selective price increases.
     Net sales of extruded products of $41.2 million for the first six months of 2005 increased by $6.2 million, or 17.9%, compared to net sales of $35.0 million recorded in the first six months of 2004. The increase primarily reflects higher unit sales volumes and the impact of higher aluminum prices.
     Gross Profit. Gross profit declined by $6.2 million, or 9.4%, to $60.4 million for the six months ended June 30, 2005 from $66.6 million for the six months ended June 30, 2004. Gross profit as a percentage of net sales in the first six months of 2005 declined to 26.2% from 30.9% for the six months ended June 30, 2004. The lower gross profit margin percentage is largely due to the adverse impact of commodity material inflation and a less profitable product mix partially offset by the impact of selective price increases and manufacturing cost reductions resulting from the Company’s restructuring and other cost reduction initiatives. The increase in Cost of sales for the six months ended June 30, 2005 and 2004 include costs of $2.2 million and $2.1 million, respectively, related to manufacturing inefficiencies associated with the start-up and realignment resulting from the Company’s restructuring and other cost reduction initiatives.
     General and Administrative Expenses. General and administrative expenses were $15.2 million for the six months ended June 30, 2005 compared to $14.1 million for the six months ended June 30, 2004, an increase of $1.1 million or 7.4%. The increase in General and administrative expenses in the current period reflects higher professional fees and expenses, and severance costs incurred in connection with the Company’s restructuring and other cost reduction activities partially offset by lower payroll and related expenses.
     Selling and Distribution Expenses. Selling and distribution expenses increased by $3.9 million, or 9.6%, to $44.6 million for the six months ended June 30, 2005 compared to $40.7 million for the six months ended June 30, 2004. The increase primarily reflects the impact of higher sales volumes, changes in customer mix, rising freight surcharges and higher freight costs associated with shipping products manufactured in Mexico to domestic distribution centers.
     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the six months ended June 30, 2005 and 2004 relating to the previously-described restructuring and other cost reduction activities were $10.9 million and $8.5 million, respectively. Costs in the current period include $5.6 million related primarily to employee severance and related benefit costs, equipment relocation costs and non-cash accelerated depreciation, in addition to $2.2 million recorded in Cost of sales, $1.3 million in general and administrative expenses and $1.8 million in Selling and distribution expenses for costs relating to winding down and starting up manufacturing facilities and other restructuring and cost reduction activities.
     Operating Profit. For the six months ended June 30, 2005 the operating loss was $5.1 million compared to operating income of $7.5 million for the six months ended June 30, 2004, a decrease of $12.6 million.
     The Climbing Products segment incurred a loss of $3.9 million in the first six months of 2005 compared to an operating profit of $10.3 million for the six months ended June 30, 2004 primarily reflecting the impact of higher commodity material and freight inflation, and a less profitable product mix that was not offset by the higher sales volume, selective price increases, and the Company’s restructuring and other cost reduction initiatives. Operating costs of the current period include $10.0 million for restructuring and related costs which were $2.5 million greater than similar costs incurred in the first six months of 2004.
     Operating profit for the Extruded Products segment was $0.7 million for the six months ended June 30, 2005 compared to an operating loss of $1.1 million for the six months ended June 30, 2004. The increase in operating profit of $1.8 million is primarily due to the absence of restructuring and related activity costs of $1.0 million incurred in the first half of 2004 and the effects of higher unit sales volumes.

     Corporate and Other expenses increased by $0.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily due to increased professional fees incurred in connection with the Company’s restructuring and related activities offset, in part, by lower other expenses.
     Other Income (Expense), Net. Other income (expense), net was net expense of $1.6 million for the six months ended June 30, 2005 compared to $0.2 million for the six months ended June 30, 2004, an increase of $1.4 million. This increase reflects higher costs associated with the accounts receivable securitization of $1.4 million for the six months ended June 30, 2005 compared to $0.4 million for the same period in 2004 due to increased utilization, higher interest rates and the write off of deferred financing fees related to the Receivables Purchase Agreement terminated during the second quarter. In addition lower discounts were taken on vendor payments during the first six months of 2005 when compared to the first six months of 2004.
     Interest Expense. Interest expense increased $4.0 million to $15.9 million for the six months ended June 30, 2005 from $11.9 million for the six months ended June 30, 2004. The increase is primarily due to higher average interest rates and higher average levels of debt outstanding during the current period.
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
     The effective tax rate for the six months ended June 30, 2005 is approximately 35% compared to 38% for the first six months of the prior year. The decrease in the effective tax benefit rate for the first half of 2005 compared to the first half of 2004 is primarily due to lower expected state income tax benefits. The difference between the statutory and effective tax rates at June 30, 2004 was primarily due to state taxes (net of federal benefit).
     Net Loss. Net loss increased by $11.9 million to a net loss of $14.7 million for the six months ended June 30, 2005 compared to a net loss $2.8 million for the six months ended June 30, 2004 as a result of all the above factors.
Liquidity and Capital Resources
     Long-term debt and current maturities total $346.0 million as of June 30, 2005. The balance includes $134.0 million of Notes reflected net of unamortized original issue discount, $100.2 million related to a First Lien Credit Facility Term Loan, $90.0 million related to a Second Lien Credit Facility Term Loan, $16.8 million of capitalized lease obligations and $5.0 million of other debt.
     The First Lien Senior Credit Facility provides for a Term Loan and a $50 million Revolving Facility. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit sub facility which totals $23.3 million at June 30, 2005. At June 30, 2005, there were no borrowings outstanding under the First Lien Revolving Facility.
     The Company’s wholly-owned special purpose bankruptcy-remote unconsolidated subsidiary maintains a Receivables Credit Facility with a financial institution that provides a maximum $50 million revolving line of credit based on a borrowing base calculation. At June 30, 2005, the borrowings outstanding under the Receivables Credit Facility were $31.5 million and $18.5 million was available for borrowing.
     The Senior Credit Facilities and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facilities require the Company to meet specific interest coverage, maximum leverage, and capital expenditure requirements. The Company is in compliance with the amended debt covenants as of June 30, 2005. The Company anticipates that it will continue to comply with its debt covenants for the next twelve months; however, continued compliance is primarily based on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Net cash used by operating activities was $38.3 million for the six months ended June 30, 2005 compared to $0.5 million of cash provided by operating activities during the first six months of the prior year. The net cash used by operating activities in the first half of 2005 was largely due to interest payments on debt, and an increase in receivables since December 31, 2004. The increase in receivables during the first half of 2005 largely reflects the higher sales level in the second quarter of 2005 compared to the fourth quarter of 2004, and accelerated collections of receivables in the fourth quarter of 2004 that did not recur in the current quarter. These reductions in cash provided by operating activities during the first half of this year were partially offset by receipt of a federal income tax refund of $10.1 million resulting from carrying back the 2004 net operating loss for federal income tax purposes to recover taxes paid in an earlier profitable year.
     Net cash used for investing activities was $3.3 million in the current period compared to $3.1 million in the prior year period which reflects higher capital expenditures in the current period.
     Net cash provided from financing activities was $5.2 million for the six months ended June 30, 2005 compared to net cash used of $6.8 million during the prior year period. Financing activities of the current period mostly reflect transactions that resulted from the refinancing that occurred on May 10, 2005.
     The Company’s ability to make scheduled payments of principal on existing indebtedness or to refinance its indebtedness (including the Notes), or to fund planned capital expenditures or to finance acquisitions (although the Company has not entered into any pending agreements for acquisitions), will depend on its future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based on the current and anticipated level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the First Lien Credit Facility and the Receivables Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months. The Company, however, may need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company’s business will generate sufficient cash flows from operations or that future borrowings will be available under the Company’s existing credit facilities in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures and fund potential future acquisitions, if any. In addition, there can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

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
     The Company’s operations in foreign countries do not yet represent a material foreign currency exchange risk. International sales were not material to the Company’s operations for the three months ended June 30, 2005. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk through the use of aluminum futures and options contracts. Other raw materials used in the manufacture of the Company’s products, including steel, fiberglass and plastic, are not covered by the Company’s hedging program.
ITEM 4.    CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures are effective.
     (b) Changes in Internal Control over Financial Reporting
     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of shareholders was held on May 5, 2005. The size of the Board of Directors of Holding (PA) was set at nine (9) persons and the following nine (9) persons were elected as directors: James F. Hardymon, Peter J. Nolan, Steven P. Richman, Dana R. Snyder, Christopher J. Stadler, Thomas J. Sullivan, Donald M. Werner, Eric J. Werner and Michael S. Wong. Of the total shares of stock voted, all were cast for these nine (9) persons with the exception that 242.9144 shares of voting stock were withheld for all directors. In addition, at the meeting, PricewaterhouseCoopers LLP was approved as the Company’s registered independent public accountants for the upcoming year. Of the total shares of stock voted, 59,473.8225 were cast for, no shares were cast against and 11.0344 shares were withheld, with respect to the selection of PricewaterhouseCoopers LLP.
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits:
3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By-laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.8	Amended and Restated Certificate of Incorporation of Werner Funding Corporation

10.1	Credit Agreement dated as of May 10, 2005 among Werner Holding Co. (DE), Inc., Various Lenders, Credit Suisse First Boston, as Administrative Agent, Joint Bookrunner and Joint Lead Arranger, and Morgan Stanley Senior Funding, Inc., as Joint Bookrunner and Joint Lead Arranger.

10.2	Intercreditor Agreement, dated May 10, 2005 among Werner Holding Co. (DE), Inc., Werner Holding Co. (PA), Inc., the subsidiaries of Werner Holding Co. (DE), Inc. party thereto, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and Credit Suisse First Boston, as Second Lien Administrative Agent.

10.3	Second Amendment and Second Waiver dated as of May 10, 2005 to the Credit Agreement dated as of June 11, 2003 among Werner Holding Co. (DE), Inc., the several lenders from time to time parties thereto, Citigroup Global Markets, Inc., as Syndication Agent, Citigroup Global Markets, Inc. and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Bookrunners, and JPMorgan Chase Bank, N.A. as Administrative Agent.

10.4	Financing Agreement dated May 10, 2005 among The CIT Group/Business Credit, Inc., as Agent, the Lenders that are parties thereto and Werner Funding Corporation.

10.5	Purchase and Sale Agreement dated May 10, 2005 between Werner Funding Corporation and Werner Co.

10.6	Servicing Agreement dated May 10, 2005 between Werner Funding Corporation, Werner Co. and The CIT Group/Business Credit, Inc.

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated May 10, 2005 reporting that it successfully closed on a $100 million Senior Secured Second Lien Credit Facility and amended its First Lien Credit Facility to initiate new financial covenant requirements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.
Date: August 15, 2005	/s/ LARRY V. FRIEND
Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.
Date: August 15, 2005	/s/ LARRY V. FRIEND
Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)