Form 10-Q
period 2005-09-30
WERNER HOLDING CO INC /DE/; WERNER HOLDING CO INC /PA/
filed 2006-03-13
CIK 1056112, 1056121

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2005
Commission File No. 333-46607-12
WERNER HOLDING CO. (PA), INC.
(Exact name of Co-registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25 -0906895 (IRS Employer Identification No.)

93 Werner Rd. Greenville, Pennsylvania (Address of principal executive offices)	16125 (Zip Code)
(724)588-2550
(Co-registrant’s telephone number including area code)
Commission File No. 333-46607
WERNER HOLDING CO. (DE), INC.
( Exact name of Co-registrant as specified in its charter)

Delaware	25 -1581345
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1105 North Market St.	19899
Suite 1300	(Zip Code)
Wilmington, Delaware (Address of principal executive offices )
(302)478-5723
(Co-registrant’s telephone number including area code)
     Indicate by check mark whether each of the Co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each of the Co-registrants was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☐  No Not applicable
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Not applicable
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the Co-registrants’ classes of common stock, as of September 30, 2005:

Werner Holding Co. (PA), Inc.	1,134.0315 shares of Class A Common Stock
13,237.9952 shares of Class B Common Stock
3,933.1313 shares of Class C Common Stock
603.3543 shares of Class D Common Stock
27,150.9299 shares of Class E Common Stock

Werner Holding Co. (DE), Inc.	1,000 shares of Common Stock

INDEX
WERNER HOLDING CO. (PA), INC.
WERNER HOLDING CO. (DE), INC.
FORM 10-Q
Period Ended September 30, 2005
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

PART I — FINANCIAL INFORMATION
ITEM 1.
WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30	December 31
	2005	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$718	$36,960
Accounts receivable	—	24,553
Allowance for doubtful accounts	—	(1,348)
Note receivable from related party	51,007	—
Income taxes receivable	7,617	9,406
Inventories	66,902	63,254
Deferred income taxes	—	2,171
Other	3,887	2,326

Total current assets	130,131	137,322
Property, plant and equipment, net	108,964	114,455
Other assets:
Deferred income taxes	—	16,266
Deferred financing fees, net	13,095	9,360
Other	7,333	6,155

	20,428	31,781

Total assets	$259,523	$283,558

Liabilities, preferred stock and shareholders’ deficit
Current liabilities:
Accounts payable	$24,848	$23,731
Accrued liabilities	34,313	27,877
Current maturities of long-term debt	1,563	23,886

Total current liabilities	60,724	75,494
Long-term obligations:
Long-term debt	344,598	310,924
Reserve for product liability and workers’ compensation claims	42,563	43,399
Other long-term obligations	34,804	33,920

Total liabilities	482,689	463,737

Convertible preferred stock	89,076	77,733

Shareholders’ deficit:
Common stock	1	1
Additional paid-in-capital	28,531	39,891
Accumulated deficit	(326,054)	(282,804)
Accumulated other comprehensive loss	(14,344)	(14,390)
Notes receivable arising from stock loan plan	(376)	(610)

Total shareholders’ deficit	(312,242)	(257,912)

Total liabilities, preferred stock and shareholders’ deficit	$259,523	$283,558

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net sales	$118,217	$119,359	$348,167	$335,094
Cost of sales	85,480	89,045	255,078	238,161

Gross profit	32,737	30,314	93,089	96,933
General and administrative expenses	7,335	7,081	22,524	21,222
Selling and distribution expenses	24,380	25,615	69,012	66,353
Restructuring and other cost reduction initiatives	799	1,059	6,428	5,274

Operating profit (loss)	223	(3,441)	(4,875)	4,084
Other income (expense), net	(367)	(419)	(1,933)	(633)

Income (loss) before interest and taxes	(144)	(3,860)	(6,808)	3,451
Interest expense	10,039	6,461	25,924	18,366

Loss before income taxes	(10,183)	(10,321)	(32,732)	(14,915)
Income tax (benefit)	18,394	(4,374)	10,518	(6,135)

Net loss	(28,577)	(5,947)	(43,250)	(8,780)
Convertible preferred stock dividends and accretion	3,909	3,397	11,343	9,883

Net loss attributable to common shareholders	$(32,486)	$(9,344)	$(54,593)	$(18,663)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(Dollars in Thousands)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive		Shareholders’
	Stock	Capital	Deficit	Income (Loss)	Other	Equity (Deficit)

Balance at January 1, 2005	$1	$39,891	$(282,804)	$(14,390)	$(610)	$(257,912)
Non-owner equity changes:
Net loss	—	—	(43,250)	—	—	(43,250)
Derivative instruments-amounts reclassified to income (net of deferred tax of $246)	—	—	—	(419)	—	(419)
Change in fair value of derivative commodity instruments (net of deferred tax of $273)	—	—	—	465	—	465

Total comprehensive loss						(43,204)
Common stock relinquished in connection with stock loan plan	—	(17)	—	—	—	(17)
Convertible preferred in-kind dividends	—	(8,687)	—	—	—	(8,687)
Accretion of preferred stock	—	(2,656)	—	—	—	(2,656)
Forgiven notes receivable arising from stock loan plan	—	—	—	—	234	234

Balance at September 30, 2005	$1	$28,531	$(326,054)	$(14,344)	$(376)	$(312,242)

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	September 30
	2005	2004
Operating Activities
Net loss	$(43,250)	$(8,780)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation	13,183	10,419
Amortization of deferred financing fees and original issue discount	2,845	2,182
Amortization of deferred costs	3,044	3,595
Provision for losses on accounts receivable	1,269	235
Provision for product liability and workers’ compensation claims	6,840	9,653
Payment of product liability and workers’ compensation claims	(7,676)	(8,051)
Charges for restructuring and other cost reduction initiatives	—	5,274
Payments related to restructuring and other cost reduction initiatives	—	(4,172)
Changes in deferred income taxes	18,410	598
Gain on sale of property, plant and equipment	(40)	—
Changes in operating assets and liabilities:
Change in receivables credit facility	(5,500)	14,000
Accounts and notes receivable	(23,571)	1,361
Income taxes receivable	1,801	(7,172)
Inventories	(3,648)	(21,677)
Accounts payable	(4,056)	6,558
Other assets and liabilities, net	2,549	(735)

Net cash provided (used) by operating activities	(37,800)	3,288

Investing Activities
Capital expenditures	(5,137)	(5,577)
Proceeds from liquidation of investments	—	28

Net cash used by investing activities	(5,137)	(5,549)

Financing Activities
Issuance of long-term debt	100,601	—
Repayments of long-term debt	(92,802)	(7,968)
Debt issuance costs	(6,274)	(842)
Increase in book overdrafts	5,170	1,656
Repayment of notes receivable arising from stock loan plan	—	18
Repurchase of common stock	—	(2)

Net cash provided (used) by financing activities	6,695	(7,138)

Net decrease in cash and cash equivalents	(36,242)	(9,399)
Cash and cash equivalents at beginning of period	36,960	9,594

Cash and cash equivalents at end of period	$718	$195

See notes to unaudited condensed consolidated financial statements.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands, except Per Share Amounts)
A. Basis of Presentation and Recently Issued Accounting Standards
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Werner Holding Co. (PA), Inc., (“Holding (PA)”) include its accounts and the accounts of its wholly-owned subsidiary, Werner Holding Co. (DE), Inc. (“Issuer”) and the Issuer’s wholly-owned subsidiaries (collectively the “Company”). Holding (PA) has no substantial operations or assets, other than its investment in the Issuer. The consolidated financial condition and results of operations of Holding (PA) are substantially the same as those of the Issuer. Intercompany accounts and transactions have been eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair financial presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the consolidated financial statements and notes. Actual results could differ from those estimates.
     Certain prior period amounts have been reclassified to conform to the current year presentation.
B. Inventories
     Components of inventories are as follows:

	September 30	December 31
	2005	2004
Finished goods	$46,029	$41,668
Work-in-process	10,068	10,879
Raw materials and supplies	19,976	20,430

	76,073	72,977
Less excess of cost over LIFO stated values	9,171	9,723

Net inventories	$66,902	$63,254

     During the three months ended September 30, 2005, the reserve for excess inventory costs over LIFO stated values was reduced by $1,166 resulting from lower aluminum costs and reductions in manufacturing costs due to the Company’s restructuring and other cost reduction initiatives.

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
D. Receivables Credit Facility
     Effective as of May 10, 2005, the Company entered into a Purchase and Sale Agreement (“Purchase and Sale Agreement”) with Werner Funding Corporation (“Funding”) the Company’s wholly-owned special purpose bankruptcy-remote subsidiary under which the Company sells to Funding, on a continuous basis, accounts receivable in exchange for cash and interest bearing notes. The Company deconsolidated Funding for financial reporting purposes. Accounts receivable are removed from the balance sheet when sold to Funding. The Company services the sold accounts receivable for Funding at market rates and, accordingly, no servicing asset or liability has been recorded. At September 30, 2005 the Company held a note receivable from Funding of $51.0 million classified as “Note receivable from related party” arising from the sales of accounts receivable in the accompanying condensed consolidated balance sheets.
     Effective as of May 10, 2005, Funding also entered into an Accounts Receivable Financing Facility (“Receivables Credit Facility”) with a financial institution that provides a maximum $50.0 revolving line of credit based on a borrowing base calculation. The amount available is determined weekly and is based on 82% of Funding’s eligible accounts receivable reduced by certain amounts that primarily reflect the risk profile of the Company’s customers. The Receivables Credit Facility expires on the earlier of May 31, 2009 or upon the expiration of the First Lien Credit Facility. Borrowings under the Receivables Credit Facility are secured by the assets of Funding.
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
     Fees on advances under the Receivables Credit Facility are determined based on management’s selection of available fluctuating rate options that include LIBOR plus 2.00% or the prime lending rate plus 1.00%. The agreement also provides for an unused facility fee equal to 0.50% per annum on the unused portion of the Receivables Credit Facility. Early termination fees of 2.00% and 1.00% of the aggregate facility will be payable if the Receivables Credit Facility is terminated by the Company prior to May 10, 2006 and May 10, 2007, respectively. At September 30, 2005, the borrowings outstanding under the Receivables Credit Facility were $28.5 million and $18.3 million was available for borrowing.
     The costs associated with the Company’s prior and current receivables securitization agreements are reported in the accompanying condensed consolidated statements of loss in “Other income (expense), net.”
E. Preferred Stock
     In June 2003, the Company issued $65,000 of Series A Preferred Stock that is more fully described in Note G of the Company’s Annual Report on Form 10-K for year ended December 31, 2004. During the nine months ended September 30, 2005, quarterly preferred dividends in the amount of $8,687 were payable and, in lieu of cash dividend payments, the liquidation preference of the Series A Preferred Stock was increased by the amount of the dividends. The dividends were recorded by reducing additional paid-in capital and increasing the balance of convertible preferred stock. The dividends, which increased the liquidation preference of preferred stock to $88,588 as of September 30, 2005, are presented as an adjustment to arrive at net loss attributable to common shareholders in the consolidated statements of loss. If all the Series A Preferred shares had been converted as of September 30, 2005, 17,970 shares of Class F Common Stock would have been issued.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
E. Preferred Stock—Continued
     As a result of an elective put available to its holders, the Series A Preferred Stock will have a redemption price equal to 106% of the liquidation preference effective on January 1, 2007. At the date of issuance, the preferred stock was recorded net of associated issuance costs of $6,841. The recorded value of the preferred stock is being accreted to its redemption value through December 31, 2006 using the effective interest method. Accretion recorded during the nine months ended September 30, 2005 was $2,656. The accretion of preferred stock is subtracted from net income in calculating net income attributable to common shareholders for purposes of presenting the consolidated statements of loss.
F. Shipping and Handling Fees and Expenses
     All shipping and handling fees billed to customers are classified as revenues. Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Shipping and handling costs of $14,945 and $14,674 are included in the caption entitled, “Selling and distribution expenses” in the condensed consolidated statements of loss for the three months ended September 30, 2005 and 2004, respectively, and $41,847 and $39,353 are included for the nine months ended September 30, 2005 and 2004, respectively.
G. Employee Retirement and Benefit Plans
     The following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30
	2005	2004	2005	2004
Service cost	$885	$164	$12	$18
Interest cost	324	961	29	47
Expected return on plan assets	(825)	(647)	—	—
Amortization of prior service cost	9	10	4	3
Amortization of actuarial loss	307	216	22	14

Net periodic benefit cost	$700	$704	$67	$82

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30
	2005	2004	2005	2004
Service cost	$1,199	$494	$41	$53
Interest cost	2,279	2,884	104	139
Expected return on plan assets	(2,213)	(1,943)	—	—
Amortization of prior service cost	30	29	10	10
Amortization of actuarial loss	849	649	66	42

Net periodic benefit cost	$2,144	$2,113	$221	$244

     The Company contributed $1,628 during 2005 to a trust established for its noncontributory defined benefit plan. During the nine months ended September 30, 2005 contributions to the trust totaled $1,259 and the remaining $369 was contributed on October 14, 2005.

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
I. Comprehensive Loss
     Comprehensive loss is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net loss	$(28,577)	$(5,947)	$(43,250)	$(8,780)
Derivatives instruments-amounts reclassified to income (net of deferred taxes)	(264)	90	(419)	2,444
Change in fair value of derivative commodity instruments (net of deferred taxes)	49	365	465	(2,866)

Comprehensive loss	$(28,792)	$(5,492)	$(43,204)	$(9,202)

J. Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. SFAS No. 109. “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company evaluates the realizability of its net deferred tax assets on a quarterly basis and valuation allowances are provided, as necessary. Adjustments to the valuation allowances increase or decrease the Company’s provision for income tax expense (benefit).
     As of September 30, 2005, the Company has recorded a net income tax receivable of approximately $8 million which includes the expected refund of federal income taxes previously paid that will result from carrying back most of the 2005 net operating loss through September 30, 2005 to an earlier year. In addition, a valuation allowance of $21,988 was established in the third quarter of 2005 to fully offset the Company’s net deferred tax assets because the realization of these deferred tax assets is uncertain. Although management’s forecasts indicate future taxable income sufficient to realize the Company’s deferred tax assets in the future, the most weight in making this decision was given to the fact that losses in the current quarter have resulted in a cumulative tax loss for the last three years and the Company began to generate a U. S. federal net operating loss carryforward for income tax purposes. Valuation allowances were previously established in 2004 for certain capital losses, all state net operating loss carryforwards and all foreign tax credits carryforwards.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
K. Segment Information
     The Company classifies its business into two segments: Climbing Products, which includes aluminum, fiberglass and wood ladders, scaffolding, stages and planks; and Extruded Products, which includes aluminum extrusions and fabricated components. The Company’s reportable segments are based on the characteristics of the product and the markets and distribution channels through which the products are sold. The composition of segments and measure of segment profitability are consistent with that used by the Company’s management. The Company evaluates segment performance based on operating profit. There has not been a change in the basis of segmentation or the basis of measurement of segment profit or loss from that disclosed in the Company’s most recent Annual Report on Form 10-K. Net sales and operating profit (loss) of the Company’s segments for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net Sales
Climbing Products	$97,429	$101,052	$286,176	$281,825
Extruded Products	20,788	18,307	61,991	53,269

	$118,217	$119,359	$348,167	$335,094

Operating Profit (Loss)
Climbing Products	$1,624	$(2,216)	$(2,226)	$8,087
Extruded Products	(285)	(688)	394	(1,799)
Corporate and Other	(1,116)	(537)	(3,043)	(2,204)

	$223	$(3,441)	$(4,875)	$4,084

     Operating profit (loss) for Corporate and Other includes various corporate expenses not allocated to the reportable segments, certain costs not associated with the ongoing operations of the reportable segments and eliminations. “Other income (expense), net” reflected in the consolidated statements of income is also not allocated to the reportable segments.
     Operating profit (loss) for the three and nine months ended September 30, 2005 for the Climbing Products segment includes $3,155 and $13,160, respectively, of costs related to restructuring and other cost reduction initiatives. Operating profit (loss) for the three and nine months ended September 30, 2004 for the Climbing Products segment includes $6,214 and $13,696 respectively, of costs related to restructuring and other cost reduction initiatives. Climbing Products operating profit (loss) for the three and nine months ended September 30, 2004 also includes the impact of a severance cost allocation of $1,101 associated with the separation of a former executive officer. Operating profit (loss) for the Extruded Products segment for the three and nine months ended September 30, 2004 includes $535 and $1,574 respectively, of costs related to restructuring and other cost reduction initiatives. Extruded Products operating profit (loss) for the three and nine months ended September 30, 2004 also includes the impact of a severance cost allocation of $154 associated with the separation of a former executive officer. No restructuring costs were incurred by the Extruded Products segment during the nine months of 2005. Operating profit (loss) for Corporate and Other for the three and nine months ended September 30, 2005 includes $525 and $1,432, respectively, of costs related to restructuring and other cost reduction initiatives. No restructuring costs were included in Corporate and Other in the first nine months of 2004.

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
     In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations ceased at this facility effective November 1, 2004 and distribution operations are expected to cease during the first quarter of 2006. Depreciation expense for this facility is being recognized on an accelerated basis through June 30, 2005. The Company intends to sell this facility. An active program to locate a buyer was initiated during the first quarter of 2005.
     During the third quarter of 2004, ladder production commenced at a large newly constructed ladder manufacturing and assembly plant in Juarez, Mexico. Production is gradually ramping-up and is expected to reach full capacity during 2006.
     During 2004, the Company ceased production of wood stepladders at its Carrollton, Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production, which currently continues at the Carrollton facility, is also expected to be outsourced around the end of 2005. An active program is underway to locate a buyer for the facility.
     In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions which primarily resulted in charges of severance and termination benefits due to head count reductions.
     Effective during the third quarter of 2005, the Company began leasing a large distribution center in Erlanger, Kentucky under a long-term operating lease. Leasehold improvements are nearing completion and the Company will begin shipping from the distribution center during the fourth quarter of this year. Shipments from the Anniston, Alabama distribution center will wind down as this distribution facility starts up.
     Costs incurred in connection with the above-described activities during the three and nine months ended September 30, 2005 and 2004 are included in the condensed consolidated statements of loss caption entitled, “Restructuring and other cost reduction initiatives” and consist of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Equipment relocation and disposal costs	$604	$786	$3,005	$1,919
Accelerated depreciation	—	—	2,155	—
Employee severance and termination benefits	62	150	760	2,810
Other associated costs	133	123	508	545

	$799	$1,059	$6,428	$5,274

     The liability for severance and termination benefits totaled $665 at December 31, 2004. During the nine months ended September 30, 2005 expense of $760 was recorded and payments of $780 were disbursed, resulting in a liability for severance and termination benefits of $645 at September 30, 2005. The liability accrued at September 30, 2005 is expected to be paid in 2005 and 2006.

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
L. Restructuring and Other Cost Reduction Initiatives—Continued
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Cost of sales	$1,611	$3,153	$3,784	$5,262
General and administrative expenses	525	—	1,803	—
Selling and distribution expenses	745	2,537	2,577	4,734

	$2,881	$5,690	$8,164	$9,996

     Costs associated with the above-described restructuring activities, including costs related to start-up and wind-down of manufacturing facilities and duplicate freight and handling costs, are expected to range from $55,000 to $60,000 through 2008. Costs incurred through September 30, 2005 total $45,224.
M. Supplemental Guarantor Information
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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
M. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Balance Sheets
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
September 30, 2005
Assets
Current assets:
Accounts receivable	$—	$—	$—	$79,506	$(79,506)	$—
Inventories, net	—	—	66,902	—	—	66,902
Other current assets	805	(1,737)	64,161	474	(474)	63,229

Total current assets	805	(1,737)	131,063	79,980	(79,980)	130,131
Property, plant and equipment, net	—	1	108,963	—	—	108,964
Investment in subsidiaries	(242,608)	(148,327)	2,048	—	390,116	1,229
Other assets	—	12,626	6,573	—	—	19,199

Total Assets	$(241,803)	$(137,437)	$248,647	$79,980	$310,136	$259,523

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$6,475	$54,249	$159	$(159)	$60,724
Intercompany payable (receivable)	(18,637)	(226,017)	244,654	50,092	(50,092)	—

Total current liabilities	(18,637)	(219,542)	298,903	50,251	(50,251)	60,724
Long-term debt	—	324,713	19,885	28,500	(28,500)	344,598
Other long-term liabilities	—	—	77,367	—	—	77,367
Convertible preferred stock	89,076	—	—	—	—	89,076
Total equity (deficit)	(312,242)	(242,608)	(147,508)	1,229	388,887	(312,242)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(241,803)	$(137,437)	$248,647	$79,980	$310,136	$259,523

December 31, 2004
Assets
Current assets:
Accounts receivable	$—	$—	$572	$23,981	$—	$24,553
Inventories, net	—	—	63,254	—	—	63,254
Other current assets	725	(4,812)	53,206	396	—	49,515

Total current assets	725	(4,812)	117,032	24,377	—	137,322
Property, plant and equipment, net	—	1	114,454	—	—	114,455
Investment in subsidiaries	(198,532)	(112,381)	6,868	—	304,045	—
Other assets	—	10,389	21,392	—	—	31,781

Total Assets	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

Liabilities, Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities:
Other current liabilities	$—	$26,053	$49,400	$41	$—	$75,494
Intercompany payable (receivable)	(17,628)	(227,330)	227,490	17,468	—	—

Total current liabilities	(17,628)	(201,277)	276,890	17,509	—	75,494
Long-term debt	—	293,006	17,918	—	—	310,924
Other long-term liabilities	—	—	77,319	—	—	77,319
Convertible preferred stock	77,733	—	—	—	—	77,733
Total equity (deficit)	(257,912)	(198,532)	(112,381)	6,868	304,045	(257,912)

Total Liabilities, Preferred Stock and Equity (Deficit)	$(197,807)	$(106,803)	$259,746	$24,377	$304,045	$283,558

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
M. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Income
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Eliminations	Consolidated
For the Nine Months Ended September 30, 2005
Net sales	$—	$—	$348,167	$—	$—	$348,167
Cost of sales	—	—	255,078	—	—	255,078

Gross profit	—	—	93,089	—	—	93,089
Selling, general and administrative expenses	—	11	91,525	—	—	91,536
Restructuring and other cost reduction initiatives	—	—	6,428	—	—	6,428

Operating (loss) profit	—	(11)	(4,864)	—	—	(4,875)
Other income (expense), net	(44,100)	(36,841)	10,669	3,481	64,858	(1,933)
Interest income (expense)	1,110	(11,576)	(15,458)	(3,313)	3,313	(25,924)

Income (loss) before income taxes (benefit)	(42,990)	(48,428)	(9,653)	168	68,171	(32,732)
Income taxes (benefit)	260	(4,306)	14,564	58	(58)	10,518

Net Income (Loss)	$(43,250)	$(44,122)	$(24,217)	$110	$68,229	$(43,250)

For the Three Months Ended September 30, 2005
Net sales	$—	$—	$118,217	$—	$—	$118,217
Cost of sales	—	—	85,480	—	—	85,480

Gross profit	—	—	32,737	—	—	32,737
Selling, general and administrative expenses	—	4	31,711	—	—	31,715
Restructuring and other cost reduction initiatives	—	—	799	—	—	799

Operating (loss) profit	—	(4)	227	—	—	223
Other income (expense), net	(28,962)	(25,713)	3,959	2,053	48,296	(367)
Interest income (expense)	386	(5,100)	(5,325)	(1,792)	1,792	(10,039)

Income (loss) before income taxes (benefit)	(28,576)	(30,817)	(1,139)	261	50,088	(10,183)
Income taxes (benefit)	1	(1,851)	20,244	90	(90)	18,394

Net Income (Loss)	$(28,577)	$(28,966)	$(21,383)	$171	$50,178	$(28,577)

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

WERNER HOLDING CO. (PA), INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—Continued
(Dollars in Thousands, except Per Share Amounts)
M. Supplemental Guarantor Information—Continued

	Supplemental Condensed Consolidating Statements of Cash Flows
			Combined	Non-
	Parent		Guarantor	Guarantor
	Company	Issuer	Subsidiaries	Subsidiary	Consolidated
For the Nine Months Ended September 30, 2005
Net cash from operating activities	$1,009	$(3,939)	$(34,870)	$—	$(37,800)
Net cash from investing activities	(1,009)	1,313	(5,441)	—	(5,137)
Net cash from financing activities	—	2,627	4,068	—	6,695

Net increase (decrease) in cash and cash equivalents	—	1	(36,243)	—	(36,242)
Cash and cash equivalents at beginning of period	—	2	36,956	2	36,960

Cash and cash equivalents at end of period	$—	$3	$713	$2	$718

For the Nine Months Ended September 30, 2004
Net cash from operating activities	$803	$407	$2,080	$(2)	$3,288
Net cash from investing activities	(818)	7,934	(12,665)	—	(5,549)
Net cash from financing activities	16	(8,342)	1,188	—	(7,138)

Net increase (decrease) in cash and cash equivalents	1	(1)	(9,397)	(2)	(9,399)
Cash and cash equivalents at beginning of period	1	2	9,588	3	9,594

Cash and cash equivalents at end of period	$2	$1	$191	$1	$195

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
Executive Summary
     Werner is the largest U.S. manufacturer and marketer of ladders and other climbing products. Werner also manufactures and sells aluminum extruded products and more complex fabricated components. Werner’s climbing products are sold to four major distribution channels which include home improvement, other retail, hardware and professional. The Company’s climbing products segment generated 82% of the Company’s consolidated net sales during both the three and nine months ended September 30, 2005, respectively. The extruded products business primarily involves “make-to-order” products for the automotive, electronics, architectural and construction industries. Extruded products generated 18% of consolidated net sales during both the three and nine months ended September 30, 2005, respectively.
     Net sales recorded in the three months ended September 30, 2005 totaled $118.2 million which is a decrease of $1.2 million, or 1.0%, from net sales recorded in the third quarter of the prior year. As previously disclosed, the Company entered into a long-term strategic alliance with Lowe’s during December 2003. Sales under this alliance began in the first quarter of 2004. Under this arrangement, Lowe’s is the exclusive source for Werner® branded climbing equipment in the warehouse home center channel and Werner supplies all of Lowe’s climbing equipment requirements. In addition, Lowe’s and Werner jointly began promoting and marketing Werner® branded products and Werner has been provided the opportunity to enter into new climbing equipment categories at Lowe’s. Lowe’s and Werner have jointly committed to developing strategic plans to increase ladder sales. As also previously disclosed, the Company discontinued supplying its then largest customer, Home Depot, at the end of the first quarter of 2004. Consequently, there were no sales to Home Depot in the third quarter of either year. For the first nine months of 2005, net sales were $348.2 million which is $13.1 million, or 3.9%, higher than sales for the first nine months of 2004.
     A restructuring and downsizing program was initiated in early 2004 which, in part, accelerated and expanded certain manufacturing and distribution optimization activities that were initiated in 2003. A summary of these initiatives follows:
— In February 2004, the Company announced that it planned to gradually phase-out production at its Anniston, Alabama manufacturing and distribution facility. Manufacturing operations at this facility ceased effective November 1, 2004. Effective during the third quarter of 2005, the Company began leasing a large distribution center in Erlanger, Kentucky under a long-term operating lease. Leasehold improvements are nearing completion and the Company will begin shipping from the distribution center during the fourth quarter of this year. Shipments from the Anniston, Alabama distribution center will wind down as the Erlanger, Kentucky distribution facility starts up. The Company intends to sell the Anniston, Alabama facility. An active program to locate a buyer was initiated during the first quarter of 2005.
— During the third quarter of 2003, the Company began manufacturing ladder components and accessories at a leased facility located in Mexico. In early 2004, the Company began construction of a large manufacturing and ladder assembly plant in Juarez, Mexico. Construction was completed and production commenced during the third quarter of 2004. Production is gradually ramping-up and is expected to reach full capacity during 2006.
— In early 2004, the Company initiated a program to reduce costs by re-engineering its selling, general and administrative functions. This program will be continued through 2005 and 2006.

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
     During 2004, the Company ceased production of wood stepladders at its Carrollton, Kentucky manufacturing facility. Wood stepladder customers are being served by outsourcing production to a third party. Wood attic ladder production, which currently continues at the Carrollton facility, is also expected to be outsourced around the end of 2005. An active program is underway to locate a buyer for the facility.
     Cumulative costs associated with restructuring and optimization activities during the years 2003 through 2008, including costs associated with completing the initiatives described above, are expected to range from $65 million to $70 million. Aggregate costs of $45.2 million have been incurred for these activities through September 30, 2005, including the $24.3 million incurred in 2004 and $3.7 million and $14.6 million incurred in the three months and nine months ended September 30, 2005, respectively. Cumulative costs incurred to date include $4.6 million of non-cash accelerated depreciation. The aggregate annual benefits expected to be realized after 2003 from implementation of all restructuring and optimization initiatives through 2008 are now estimated to range from $45 million to $50 million, including approximately $13.8 million of benefits already realized. The program is expected to continue through 2008 although initiatives beyond those expected to be implemented during 2005 have not yet been finalized. These estimates are forward-looking and may ultimately be materially different than current estimates due to the uncertainty of the underlying estimates and assumptions. The estimated costs include facility exit costs, employee severance and related benefit costs, employee and equipment relocation costs, costs associated with disposal of fixed assets, duplicate freight and handling costs during transition, wind-down and start-up costs associated with manufacturing facilities and related professional fees and expenses. Although management believes that these estimates are reasonable, no assurances can be given that actual costs will not exceed estimated cost levels or that actual benefits will reach estimated benefit levels.
Results of Operations—Quarter Ended September 30, 2005 as Compared to Quarter Ended September 30, 2004
     Net Sales. Net sales decreased $1.2 million, or 1.0%, to $118.2 million for the quarter ended September 30, 2004 from $119.4 million for the quarter ended September 30, 2004.
     Net sales of climbing products decreased by $3.7 million, or 3.6%, to 97.4 million for the quarter ended September 30, 2005 from $101.1 million for the third quarter of 2004. Lower sales in the retail and hardware channels were not entirely offset by higher sales in the paint and professional channels.
     Net sales of extruded products of $20.8 million in the current quarter increased by $2.5 million, or 13.5%, from net sales of $18.3 million recorded in the third quarter of 2004 which primarily reflects higher unit sales volumes and increased aluminum prices.
     Gross Profit. Gross profit increased by $2.4 million, or 8.0%, to $32.7 million for the quarter ended September 30, 2005 from $30.3 million for the third quarter of 2004. Gross profit as a percentage of net sales in the current quarter increased to 27.7% from 25.4% for the quarter ended September 30, 2004. The higher gross profit margin percentage is largely due to lower manufacturing costs partially offset by higher aluminum and other raw material costs, and a less profitable product mix. Cost of sales for the three months ended September 30, 2005 and 2004 include costs of $1.6 million and $3.1 million, respectively, related to manufacturing inefficiencies associated with the start-up, wind-down and realignment related to the Company’s restructuring and other cost reduction initiatives.
     General and Administrative Expenses. General and administrative expenses were $7.3 million for the quarter ended September 30, 2005 compared to $7.1 million for the third quarter of 2004, an increase of $0.2 million or 3.6%. Lower payroll and related costs resulting from the Company’s downsizing program were more than offset by the professional fees and expenses incurred in connection with the Company’s restructuring activities.
     Selling and Distribution Expenses. Selling and distribution expenses decreased by $1.2 million, or 4.8%, to $24.4 million in the current quarter compared to $25.6 million for the quarter ended September 30, 2004. The decrease primarily reflects a reduction in the distribution inefficiencies associated with the Company’s restructuring and other cost reduction activities partially offset by the higher on-going cost of shipping products manufactured in

Mexico to domestic distribution centers and higher freight rates.
     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the three months ended September 30, 2005 and 2004 relating to the previously-described restructuring and other cost reduction activities totals $3.7 million and $6.8 million, respectively. Costs incurred in the current quarter compared to the same period in the prior year include $0.8 million and $1.1 million, respectively, related primarily to equipment relocations from the Company’s Anniston, Alabama facility. Also included in the three months ended September 30, 2005 and 2004, respectively, is $1.6 million and $3.2 million recorded in Cost of sales, $0.8 million and $2.5 million in Selling and distribution expenses and $0.5 million in General and administrative expenses in 2005 for costs relating to winding down and starting up manufacturing facilities and other restructuring and cost reduction activities.
     Operating Profit (Loss). Operating profit increased by $3.6 million to $0.2 million for the quarter ended September 30, 2005 from an operating loss of $3.4 million for the quarter ended September 30, 2004.
     Operating profit of the Climbing Products segment increased by $3.8 million to $1.6 million in the third quarter of 2005 compared to an operating loss of $2.2 million in the third quarter of 2004. The improved operating profit was mostly due to a reduction of $3.0 million in the costs incurred relating to restructuring and related activities from $6.2 million during the third quarter of 2004 to $3.2 million during the current quarter.
     The Extruded Products segment operating loss of $0.3 million for the quarter ended September 30, 2005 is $0.4 million lower than the operating loss for the quarter ended September 30, 2004. The reduction in the operating loss is primarily due to the absence in the third quarter of 2005 of restructuring and related costs of $0.5 million that were incurred in the third quarter of 2004.
     Corporate and Other expenses increased by $0.6 million for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 primarily due to increased professional fees and related expenses incurred in connection with the Company’s restructuring activities.
     Other Income (Expense), Net. Other income (expense), net was net expense of $0.4 million for the quarter ended September 30, 2005 and approximated the net expense in the third quarter of 2004.
     Interest Expense. Interest expense increased by $3.5 million to $10.0 million for the quarter ended September 30, 2005 from $6.5 million for the quarter ended September 30, 2004. The increase is primarily due to higher average levels of debt and higher average interest rates in the current quarter.
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
     The effective tax rate for the quarter ended September 30, 2005 is negative compared to an effective tax rate of 42% for the third quarter of the prior year. The change is primarily due to the increase in the valuation allowances related to the Company’s net deferred tax assets during the current period.
     Net Loss. Net loss of $28.6 million for the quarter ended September 30, 2005 is $22.7 million lower than net loss of $5.9 million for the quarter ended September 30, 2004 mostly due to the increase in the valuation allowances related to the Company’s net deferred tax assets as described in the preceding paragraph.

Results of Operations—Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 30, 2004
     Net Sales. Net sales increased by $13.1 million, or 3.9%, to $348.2 million for the nine months ended September 30, 2005 from $335.1 million for the nine months ended September 30, 2004.
     Net sales of climbing products increased by $4.4 million, or 1.5%, to $286.2 million for the nine months ended September 30, 2005 from $281.8 million for the first nine months of 2004. The increase in sales is due to selective price increases and continued growth in the professional and paint channels.
     Net sales of extruded products of $62.0 million for the first nine months of 2005 increased by $8.7 million, or 16.4%, compared to net sales of $53.3 million recorded in the first nine months of 2004. The increase primarily reflects higher unit sales volumes and increased aluminum prices.
     Gross Profit. Gross profit declined by $3.8 million, or 4.0%, to $93.1 million for the nine months ended September 30, 2005 from $96.9 million for the nine months ended September 30, 2004. Gross profit as a percentage of net sales in the first nine months of 2005 declined to 26.7% from 28.9% for the nine months ended September 30, 2004. The lower gross profit margin percentage is largely due to the adverse impact of commodity material inflation and a less profitable product mix partially offset by the impact of selective price increases and manufacturing cost reductions resulting from the Company’s restructuring and other cost reduction initiatives. The increases in Cost of sales for the nine months ended September 30, 2005 and 2004 include costs of $3.8 million and $5.3 million, respectively, related to manufacturing inefficiencies associated with the start-up, wind-down and realignment resulting from the Company’s restructuring and other cost reduction initiatives
     General and Administrative Expenses. General and administrative expenses were $22.5 million for the nine months ended September 30, 2005 compared to $21.2 million for the nine months ended September 30, 2004, an increase of $1.3 million or 6.1%. The increase in General and administrative expenses in the current period reflects higher professional fees and expenses, and severance costs incurred in connection with the Company’s restructuring and other cost reduction activities partially offset by lower payroll and related expenses.
     Selling and Distribution Expenses. Selling and distribution expenses increased by $2.6 million, or 4.0%, to $69.0 million for the nine months ended September 30, 2005 compared to $66.4 million for the nine months ended September 30, 2004. The increase primarily reflects the impact of higher sales volumes, changes in customer mix, rising freight surcharges and the higher on-going freight costs associated with shipping products manufactured in Mexico to domestic distribution centers, partially offset by lower costs associated with the Company’s restructuring and cost reduction initiatives in the current period.
     Restructuring and other Cost Reduction Initiatives. The total costs incurred during the nine months ended September 30, 2005 and 2004 relating to the previously described restructuring and other cost reduction activities totals $14.6 million and $15.3 million, respectively. Costs in the current period compared to the same period of the prior year include $6.4 million and $5.3 million, respectively, related primarily to employee severance and related benefit costs, equipment relocation costs and non-cash accelerated depreciation. Also included in the nine months ended September 30, 2005 and 2004, respectively, is $3.8 million and $5.3 million in Cost of sales, $2.6 million and $4.7 million in Selling and distribution expenses, and $1.8 million in General and administrative expenses in 2005 for costs relating to winding down and starting up manufacturing facilities and other restructuring and cost reduction activities.
     Operating Profit (Loss). For the nine months ended September 30, 2005 the operating loss was $4.9 million compared to operating income of $4.1 million for the nine months ended September 30, 2004, a decrease of $9.0 million.
     The Climbing Products segment incurred a loss of $2.2 million in the first nine months of 2005 compared to an operating profit of $8.1 million for the nine months ended September 30, 2004 primarily reflecting the impact of higher commodity material and freight inflation, and a less profitable product mix that was not offset by the higher sales volume, selective price increases, and the Company’s restructuring and other cost reduction initiatives. Operating costs of the current period include $13.2 million for restructuring and related costs that were $0.5 million less than similar costs incurred in the first nine months of 2004.
     Operating profit for the Extruded Products segment was $0.4 million for the nine months ended September 30, 2005 compared to an operating loss of $1.8 million for the nine months ended September 30,

2004. The increase in operating profit of $2.2 million is primarily due to the absence of restructuring and related activity costs of $1.6 million incurred in the first nine months of 2004 and the effects of higher unit sales volumes.
     Corporate and Other expenses increased by $0.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to increased professional fees incurred in connection with the Company’s restructuring and related activities offset, in part, by lower other expenses.
     Other Income (Expense), Net. Other income (expense), net was net expense of $1.9 million for the nine months ended September 30, 2005, an increase in expense of $1.3 million compared to the first nine months of 2004. This increase reflects higher costs associated with the Receivables Credit Facility of $1.9 million for the nine months ended September 30, 2005 compared to $0.8 million for the same period in 2004 due to increased utilization, higher interest rates and the write off of deferred financing fees related to the Receivables Purchase Agreement terminated during the second quarter. In addition, lower discounts were taken on vendor payments during the first nine months of 2005 when compared to the first nine months of 2004.
     Interest Expense. Interest expense increased $7.5 million to $25.9 million for the nine months ended September 30, 2005 from $18.4 million for the nine months ended September 30, 2005. The increase is primarily due to higher average interest rates and higher average levels of debt outstanding during the current period.
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
     The effective tax rate for the nine months ended September 30, 2005 is approximately a negative 32% compared to 41% for the first nine months of the prior year. The decrease is primarily due to the increase in the valuation allowances related to the Company’s net deferred tax assets during the current period.
     Net Loss. Net loss increased by $34.5 million to a net loss $43.3 million for the nine months ended September 30, 2005 compared to a net loss of $8.8 million for the nine months ended September 30, 2004 as a result of all the above factors.
Liquidity and Capital Resources
     Long-term debt and current maturities total $346.2 million as of September 30, 2005, consisting of $134.1 million of Notes reflected net of unamortized original issue discount, $90.0 million related to a First Lien Credit Facility Term Loan, $100.6 million related to a Second Lien Credit Facility Term Loan, $16.5 million of capitalized lease obligations and $5.0 million of other debt
     The First Lien Senior Credit Facility provides for a Term Loan and a $50 million Revolving Facility. The available borrowings under the Revolving Facility are reduced by amounts issued under a letter of credit sub facility which totals $26.1 million at September 30, 2005. At September 30, 2005, there were no borrowings outstanding under the First Lien Revolving Facility.
     The Company’s wholly-owned special purpose bankruptcy-remote unconsolidated subsidiary maintains a Receivables Credit Facility with a financial institution that provides a maximum $50 million revolving line of credit based on a borrowing base calculation. At September 30, 2005, the borrowings outstanding under the Receivables Credit Facility were $28.5 million and $18.3 million was available for borrowing.
     The Senior Credit Facilities and the Notes contain various restrictive covenants including restrictions on additional indebtedness, mergers, asset dispositions, restricted payments, prepayment and amendments of subordinated indebtedness. These covenants also prohibit, among other things, the payment of cash dividends. The financial covenants of the Senior Credit Facilities require the Company to meet minimum EBITDA, maximum leverage and capital expenditure requirements. The Company is in compliance with its debt covenants as of September 30, 2005. Continued compliance with debt covenants is primarily based on the Company’s future operating performance, which to a certain extent is subject to general economic (including the impact of inflation), financial, competitive, legislative, regulatory and other factors that are beyond its control. The Company expects that its operating performance in 2006 will continue to be negatively impacted by those factors that have affected 2005 performance such as significantly higher commodity material and freight costs, and a less profitable product mix. The impact of these factors, as well as the Company’s initiatives to accelerate its restructuring activities, on the Company’s operating results and leverage may cause the Company to seek additional amendments to the debt covenants in its Senior and Receivables Credit Facilities during 2006. If the Company is not in compliance with its debt covenant requirements, and the non-compliance is not cured or waived, the Company would be in default and the credit facilities lenders could cause repayment of the credit facilities to be accelerated, in which case amounts outstanding under the credit facilities would become immediately due and payable. In addition, the Notes would become immediately due and payable upon an acceleration of the Company’s credit facilities. No assurance can be given that the Company will be able to maintain debt covenant compliance in the future or that any amendments or waivers to the Senior and Receivables Credit Facilities that become necessary can be obtained on commercially reasonable terms, or at all.
     Net cash used by operating activities was $37.8 million for the nine months ended September 30, 2005 compared to $3.3 million of cash provided by operating activities during the first nine months of the prior year. The net cash used by operating activities in the first nine months of 2005 was largely due to interest payments on debt, lower utilization of the Receivables Credit Facility and an increase in receivables since December 31, 2004. The increase in receivables during the first nine months of 2005 largely reflects the effects of the higher sales level in the third quarter of 2005 compared to the fourth quarter of 2004, and accelerated collections of receivables in the fourth quarter of 2004 that did not recur to the same extent in the current quarter. These reductions in cash provided by operating activities during the first nine months of this year were partially offset by receipt of a federal income tax refund of $10.1 million resulting from carrying back the 2004 net operating loss for federal income tax purposes to recover taxes paid in an earlier profitable year.
     Net cash used for investing activities was $5.1 million in the current period compared to $5.5 million in the prior year period which reflects lower capital expenditures in the current period.
     Net cash provided from financing activities was $6.7 million for the nine months ended September 30, 2005 compared to net cash used of $7.1 million during the prior year period. Financing activities of the current period mostly reflect transactions that resulted from the refinancing that occurred on May 10, 2005.
     Based on current and anticipated level of operations, management believes that cash flow from operations and available cash, together with borrowings under the existing First Lien Credit Facility and the Receivables Credit Facility, will be adequate to meet the Company’s anticipated future requirements for working capital, budgeted capital expenditures, and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next twelve months subject to maintaining availability under the Company’s Senior and Receivables Credit Facilities. There can be no assurance that cash flows and other sources of liquidity will be sufficient for these purposes. In addition, the Company, however, will need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company will be able to effect any refinancing on commercially reasonable terms, or at all.

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
     The Company’s operations in foreign countries do not yet represent a material foreign currency exchange risk. International sales were not material to the Company’s operations for the nine months ended September 30, 2005. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments relative to foreign currency exchange rates.
     The Company is also exposed to market risk from changes in the price of aluminum. The Company manages such risk from time-to-time through the use of aluminum futures and options contracts. Other raw materials used in the manufacture of the Company’s products, including steel, fiberglass and plastic, are not covered by the Company’s hedging program.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     The Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report and have concluded that these controls and procedures are effective.
     (b) Changes in Internal Control over Financial Reporting
     There have been no significant changes in the internal control over financial reporting that occurred during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 6. EXHIBITS
3.1	Certificate of Incorporation of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.1 to Co-Registrant’s Form S-4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.2	By -laws of Werner Holding Co. (DE), Inc. (filed as Exhibit 3.2 to Co-Registrant’s Form S -4 Registration Statement No. 333-46607 and incorporated herein by reference).

3.3	Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.3 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.4	Articles of Amendment of Amended and Restated Articles of Incorporation of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.4 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.5	Werner Holding Co. (PA), Inc. Statement With Respect to the Powers, Preferences and Relative, Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co-Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

3.6	Werner Holding Co. (PA), Inc. Statement of Correction to Statement with Respect to Powers, Preferences and Relative Optional and Other Special Rights of Series A Participating Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof (filed as Exhibit 3.5 to Co- Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

3.7	Amended and Restated By-laws of Werner Holding Co. (PA), Inc. (filed as Exhibit 3.6 to Co- Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to the Sarbanes -Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to the Sarbanes -Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

WERNER HOLDING CO. (PA), INC.
Date: November 18, 2005	/s/ LARRY V. FRIEND
Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

WERNER HOLDING CO. (DE), INC.
Date: November 18, 2005	/s/ LARRY V. FRIEND
Larry V. Friend
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)